Form 10-Q
period 2017-06-30
Forum Merger Corp
filed 2017-08-14
CIK 1697152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2017, there were 18,045,000 shares of the Company’s Class A common stock, par value $0.0001, and 4,312,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FORUM MERGER CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Balance Sheets	1

	Condensed Statements of Operations	2

	Condensed Statement of Changes in Stockholders’ Equity	2

	Condensed Statement of Cash Flows	3

	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Control and Procedures	15

PART II – OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORUM MERGER CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$409,633	$25,000
Prepaid expenses	104,955	—
Total Current Assets	514,588	25,000

Deferred offering costs	—	13,491
Cash and marketable securities held in Trust Account	174,502,707	—
Total Assets	$175,017,295	$38,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$37,721	$2,092
Income taxes payable	49,926	—
Advances from related parties	12,248	13,491
Total Liabilities	99,895	15,583

Commitments
Common stock subject to possible redemption, 16,796,731 and -0- shares at redemption value as of June 30, 2017 and December 31, 2016, respectively	169,917,399	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,248,269 and -0- shares issued and outstanding (excluding 16,796,731 and -0- shares subject to possible redemption) as of June 30, 2017 and December 31, 2016, respectively	125	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016	431	431
Additional paid-in capital	4,904,621	24,569
Retained earnings (Accumulated deficit)	94,824	(2,092)
Total Stockholders’ Equity	5,000,001	22,908
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,017,295	$38,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017

Operating costs	$130,725	$130,865
Loss from operations	(130,725)	(130,865)

Other income:
Interest income	326,446	326,446
Unrealized loss on marketable securities held in Trust Account	(48,739)	(48,739)
Other income, net	277,707	277,707

Income before taxes	146,982	146,842
Provision for income taxes	(49,926)	(49,926)

Net income	$97,056	$96,916

Weighted average shares outstanding, basic and diluted (1)	5,264,108	4,511,237

Basic and diluted net income per common share	$0.02	$0.02

(1)	Excludes an aggregate of up to 16,796,731 shares subject to redemption at June 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2017	-	$-	4,312,500	$431	$24,569	$(2,092)	$22,908

Sale of 17,250,000 Units, net of underwriters discount and offering expenses	17,250,000	1,725	-	-	168,570,851	-	168,572,576

Sale of 622,500 Placement Units	622,500	62	-	-	6,224,938	-	6,225,000

Issuance of 172,500 Representative Shares	172,500	17	-	-	(17)	-	-

Common stock subject to redemption	(16,796,731)	(1,679)	-	-	(169,915,720)	-	(169,917,399)

Net income	-	-	-	-	-	96,916	96,916

Balance – June 30, 2017	1,248,269	$125	4,312,500	$431	$4,90,621	$94,824	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,
2017
Cash Flows from Operating Activities:
Net income	$96,916
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(326,446)
Unrealized loss on marketable securities held in Trust Account	48,739
Changes in operating assets and liabilities:
Prepaid expenses	(104,955)
Accounts payable and accrued expenses	35,629
Income taxes payable	49,926
Net cash used in operating activities	(200,191)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)
Net cash used in investing activities	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Placement Units	6,225,000
Payment of offering costs	(463,933)
Advances from related parties	173,172
Repayment of advances from related parties	(174,415)
Net cash provided by financing activities	174,809,824

Net Change in Cash	384,633
Cash – Beginning	25,000
Cash – Ending	$409,633

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$217,612
Initial classification of common stock subject to possible redemption	$169,819,829
Change in value of common stock subject to possible redemption	$97,570

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Forum Merger Corporation (the “Company”), is a blank check company incorporated in Delaware on November 17, 2016. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the United States.

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

The registration statements for the Company’s initial public offering (“Initial Public Offering”) were declared effective on April 6, 2017. On April 12, 2017, the Company consummated the Initial Public Offering of 15,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Forum Investor I, LLC (the “Sponsor”), generating gross proceeds of $5,550,000, which is described in Note 4. In addition, at the closing of the Initial Public Offering, the Company issued 150,000 shares of Class A common stock (the “Representative Shares”) to the underwriter and certain other related parties.

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

On April 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,250,000 Units, and the sale of an additional 67,500 Placement Units at $10.00 per Unit, generating total gross proceeds of $23,175,000. In addition, the Company issued an additional 22,500 Representative Shares to the underwriters for no additional consideration (see Note 3 and Note 4). Following the closing, an additional $22,725,000 of net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $174,225,000 ($10.10 per Unit) held in the Trust Account).

Transaction costs amounted to $3,927,424, consisting of $3,450,000 of underwriting fees and $477,424 of Initial Public Offering costs. As of June 30, 2017, $409,633 of cash was held outside of the Trust Account and was available for working capital purposes.

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

JUNE 30, 2017

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

The Company will have until 24 months from the closing of the Initial Public Offering to consummate its Business Combination (the “Combination Period”). If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and up to $100,000 of dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on April 12, 2017, as well as the Company’s Form 8-K, as filed with the SEC on April 18, 2017. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $3,927,424 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017 and December 31, 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 8,936,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 1,787,250 shares of Class A common stock, and (3) 1,125,000 shares of Class A common stock, warrants to purchase 562,500 shares of Class A common stock and rights that convert into 112,500 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017 and December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, inclusive of 2,250,000 Units sold to the underwriters on April 18, 2017 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one share of Class A common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants trade.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

The 4,312,500 Founder Shares included an aggregate of up to 562,500 shares which were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Placement Shares and Representative Shares). As a result of the underwriters’ election to exercise their over-allotment option in full on April 18, 2017, 562,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed that, subject to certain limited exceptions, 50% of its Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, the last sales price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, and the remaining 50% of its Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination.

Related Party Advances

As of June 30, 2017, the Sponsor advanced the Company an aggregate of $173,172 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of June 30, 2017, the Company has repaid $174,415 of such advances. There were $12,248 and $13,491 of advances outstanding, as of June 30, 2017 and December 31, 2016, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 7, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2017, the Company incurred $30,000 in fees for these services, of which $25,364 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at June 30, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Placement Units. There were no Working Capital Loans outstanding as of June 30, 2017.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on April 6, 2017, the holders of the Founder Shares, Placement Units (and their underlying securities), Representative Shares, the underlying securities in the unit purchase option, and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. On April 18, 2017, the underwriters elected to exercise their over-allotment option in full to purchase 2,250,000 Units at a purchase price of $10.00 per Unit.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,450,000.

At the closing of the Initial Public Offering, the Company issued the underwriter (and/or its designees) 150,000 Representative Shares for no additional consideration. In addition, on April 18, 2017, as a result of the underwriters election to exercise their over-allotment option in full, the Company issued an additional 22,500 Representative Shares to the underwriters for no additional consideration. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity. The Company determined the fair value of Representative Shares to be $1,725,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2017 and December 31, 2016, there were 1,248,269 and -0- shares of Class A common stock issued and outstanding, respectively (excluding 16,796,731 and -0- shares of common stock subject to possible redemption).

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At June 30, 2017 and December 31, 2016, there were 4,312,500 shares of common stock issued and outstanding.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$174,502,707	$-

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2017 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be insignificant in view of the currently low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2017, we had net income of $97,056, which consists of interest income on marketable securities held in the Trust Account of $326,446, offset by operating costs of $130,725, an unrealized loss on marketable securities held in our Trust Account of $48,739 and a provision for income taxes of $49,926.

For the six months ended June 30, 2017, we had net income of $96,916, which consists of interest income on marketable securities held in the Trust Account $326,446, offset by operating costs of $130,865, an unrealized loss on marketable securities held in our Trust Account $48,739 and a provision for income taxes of $49,926.

Liquidity and Capital Resources

On April 12, 2017, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 555,000 Private Units to our Sponsor at a price of $10.00 per Unit, generating gross proceeds of $5,550,000.

On April 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units and the sale of an additional 67,500 Placement Units at $10.00 per Unit, generating total gross proceeds of $23,175,000.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $174,225,000 was placed in the Trust Account. We incurred $3,927,424 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $477,424 of Initial Public Offering costs.

As of June 30, 2017, we had cash of $409,633 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2017, we had accounts payable and accrued expense of $37,721.

As of June 30, 2017, we had cash and marketable securities held in the Trust Account of $174,502,707 (including approximately $278,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through June 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended June 30, 2017, cash used in operating activities was $200,191, consisting primarily of net income of $96,916 and interest earned on cash and marketable securities held in the Trust Account of $326,446, offset by an unrealized loss on marketable securities held in our Trust Account of $48,739. Changes in operating assets and liabilities used $19,400 of cash from operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of an aggregate of 622,500 units (inclusive of 67,500 units sold on April 18, 2017 pursuant to the underwriters exercising their over-allotment option) at a price of $10.00 per unit to our Sponsor generating total proceeds of $6,225,000.  Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

In connection with the Initial Public Offering, the Company also agreed to sell to EarlyBirdCapital, Inc. (and/or its designees), for $100, an option to purchase up to a total of 1,125,000 units exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Initial Public Offering. The units issuable upon exercise of this option are substantially identical to the units sold in the Initial Public Offering. In addition, the Company issued to EarlyBirdCapital, Inc. (and/or its designees), an aggregate of 172,500 shares of Class A common stock (inclusive of 22,500 shares of Class A common stock issued on April 18, 2017 pursuant to the underwriters exercising their over-allotment option) upon the consummation of the offering and the underwriter exercise of the over-allotment option. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. EarlyBirdCapital, Inc., as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

In April 2017, we consummated our Initial Public Offering of 17,250,000 units (inclusive of 2,250,000 units sold on April 18, 2017 pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one share of our common stock, one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 and one right to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation.

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

We paid a total of $3,450,000 in underwriting discounts and commissions and approximately $477,424 for other costs and expenses related to the offering.  After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $178,725,000, of which $174,225,000 (or approximately $10.10 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement between the Company and EarlyBirdCapital, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on April 6, 2017
4.1(1)	Warrant Agreement, dated April 6, 2017, between Continental Stock Transfer & Trust Company and the Company
10.1(1)	Investment Management Trust Account Agreement, dated April 6, 2017, between Continental Stock Transfer & Trust Company and the Company
10.2(1)	Right Agreement, dated April 6, 2017, between the Company and Continental Stock Transfer & Trust Company
10.3(1)	Stock Escrow Agreement, dated April 6, 2017. between the Company, Forum Investors I, LLC and Continental Stock Transfer & Trust Company
10.4(1)	Registration Rights Agreement among the Company and Forum Investors I, LLC
10.5(1)	Letter Agreement by and between the Company and Forum Investors I, LLC
10.6(1)	Letter Agreement by and between the Company and its officers and directors
10.7(1)	Second Amended and Restated Unit Subscription Agreement dated April 6, 2017 among the Company and Forum Investors I, LLC
10.8(1)	Administrative Services Agreement, dated April 6, 2017, between the Company and Forum Capital Management, LLC
10.9(1)	Business Combination Marketing Agreement, dated April 6, 2017, between the Company and EarlyBirdCapital, Inc.
10.10(1)	Form of Unit Purchase Option between the Company and EarlyBirdCapital, Inc. and it designees
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2* *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Current Report on Form 8-K filed on April 12, 2017.

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MERGER CORPORATION

Date: August 14, 2017		/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017		/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)

