Form 10-Q
period 2017-09-30
Forum Merger Corp
filed 2017-11-13
CIK 1697152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 18,045,000 shares of the Company’s Class A common stock, par value $0.0001, and 4,312,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FORUM MERGER CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORUM MERGER CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$337,067	$25,000
Prepaid expenses	77,773	—
Total Current Assets	414,840	25,000

Deferred offering costs	—	13,491
Cash and marketable securities held in Trust Account	174,964,734	—
Total Assets	$175,379,574	$38,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$52,549	$2,092
Income taxes payable	169,029	—
Advances from related parties	1,962	13,491
Total Liabilities	223,540	15,583

Commitments
Common stock subject to possible redemption, 16,775,903 and -0- shares at redemption value as of September 30, 2017 and December 31, 2016, respectively	170,156,033	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,269,097 and -0- shares issued and outstanding (excluding 16,775,903 and -0- shares subject to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	127	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2017 and December 31, 2016	431	431
Additional paid-in capital	4,665,985	24,569
Retained earnings/(Accumulated deficit)	333,458	(2,092)
Total Stockholders’ Equity	5,000,001	22,908
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,379,574	$38,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017

Operating costs	$104,290	$235,155
Loss from operations	(104,290)	(235,155)

Other income:
Interest income	405,853	732,299
Unrealized gain on marketable securities held in Trust Account	56,174	7,435
Other income, net	462,027	739,734

Income before taxes	357,737	504,579
Provision for income taxes	(119,103)	(169,029)

Net income	$238,634	$335,550

Weighted average shares outstanding, basic and diluted (1)	5,560,769	4,864,925

Basic and diluted net loss per common share	$(0.01)	$(0.04)

(1)	Excludes an aggregate of up to 16,775,903 shares subject to redemption at September 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2017	—	$—	4,312,500	$431	$24,569	$(2,092)	$22,908

Sale of 17,250,000 Units, net of underwriters discount and offering expenses	17,250,000	1,725	—	—	168,570,851	—	168,572,576

Sale of 622,500 Placement Units	622,500	62	—	—	6,224,938	—	6,225,000

Issuance of 172,500 Representative Shares	172,500	17	—	—	(17)	—	—

Common stock subject to redemption	(16,775,903)	(1,677)	—	—	(170,154,356)	—	(170,156,033)

Net income	—	—	—	—	—	335,550	335,550

Balance – September 30, 2017	1,269,097	$127	4,312,500	$431	$4,665,985	$333,458	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net income	$335,550
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(732,299)
Unrealized gain on marketable securities held in Trust Account	(7,435)
Changes in operating assets and liabilities:
Prepaid expenses	(77,773)
Accounts payable and accrued expenses	50,457
Income taxes payable	169,029
Net cash used in operating activities	(262,471)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)
Net cash used in investing activities	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Placement Units	6,225,000
Payment of offering costs	(463,933)
Advances from related parties	204,923
Repayment of advances from related parties	(216,452)
Net cash provided by financing activities	174,799,538

Net Change in Cash	312,067
Cash – Beginning	25,000
Cash – Ending	$337,067

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$217,612
Initial classification of common stock subject to possible redemption	$169,819,829
Change in value of common stock subject to possible redemption	$336,204

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $3,927,424, consisting of $3,450,000 of underwriting fees and $477,424 of Initial Public Offering costs. As of September 30, 2017, $337,067 of cash was held outside of the Trust Account and was available for working capital purposes.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the Class A common stock sold in the Initial Public Offering.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus as filed with the SEC and declared effective on April 12, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2017. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017 and December 31, 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 8,936,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 1,787,250 shares of Class A common stock, and (3) 1,125,000 shares of Class A common stock, warrants to purchase 562,500 shares of Class A common stock and rights that convert into 112,500 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of uncertain future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net income	$238,634	$335,550
Less: Income attributable to ordinary shares subject to redemption	(280,292)	(550,362)
Adjusted net loss	$(41,658)	$(214,812)

Weighted average shares outstanding, basic and diluted	5,560,769	4,864,925

Basic and diluted net loss per ordinary share	$(0.01)	$(0.04)

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Related Party Advances

During the nine months ended September 30, 2017, the Sponsor advanced the Company an aggregate of $204,923 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2017, the Company has repaid $216,452 of such advances. There were $1,962 and $13,491 of advances outstanding as of September 30, 2017 and December 31, 2016, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 7, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2017, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $41,137 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Placement Units. There were no Working Capital Loans outstanding as of September 30, 2017.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

At the closing of the Initial Public Offering, the Company issued the underwriter and its designees 150,000 Representative Shares for no additional consideration. In addition, on April 18, 2017, as a result of the underwriters’ election to exercise their over-allotment option in full, the Company issued an additional 22,500 Representative Shares to the underwriters for no additional consideration. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity. The Company determined the fair value of Representative Shares to be $1,725,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter and its designees have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 1,269,097 and -0- shares of Class A common stock issued and outstanding, respectively (excluding 16,775,903 and -0- shares of common stock subject to possible redemption).

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 4,312,500 shares of Class F common stock issued and outstanding.

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

FORUM MERGER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$174,964,734	$-

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be insignificant in view of the currently low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net income of $238,634, which consists of interest income on marketable securities held in the Trust Account of $405,853 and an unrealized gain on marketable securities held in our Trust Account of $56,174, offset by operating costs of $104,290 and a provision for income taxes of $119,103.

For the nine months ended September 30, 2017, we had net income of $335,550, which consists of interest income on marketable securities held in the Trust Account $732,299 and an unrealized gain on marketable securities held in our Trust Account $7,435, offset by operating costs of $235,155, and a provision for income taxes of $169,029.

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

As of September 30, 2017, we had cash of $337,067 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of $52,549.

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $174,964,734 (including approximately $740,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended September 30, 2017, cash used in operating activities was $262,471, consisting primarily of net income of $335,550, interest earned on cash and marketable securities held in the Trust Account of $732,299 and an unrealized gain on marketable securities held in our Trust Account of $7,435. Changes in operating assets and liabilities provided $141,713 of cash from operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

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

FORUM MERGER CORPORATION

Date: November 13, 2017		/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017		/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)

