Form 10-K
period 2017-12-31
Forum Merger Corp
filed 2018-02-20
CIK 1697152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38053

FORUM MERGER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-4619427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Forum Investors I, LLC 135 East 57th Street, 8th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 739-7860

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
One-half of one Warrant to purchase one share of Common Stock	The NASDAQ Stock Market LLC
Rights to receive one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock, one-half of one Warrant and one Right	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2017, as reported on the NASDAQ Capital Market, was approximately $169,172,000.

As of February 16, 2018, there were 4,312,500 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), and 18,045,000 shares of Class A common stock (“Class A common stock”), which includes shares of Class A common stock underlying the units sold in our initial public offering, of the registrant issued and outstanding.

 i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“we,” “us,” “company,” “our company” or “Forum” are to Forum Merger Corporation;

●

“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“rights” are to the right to receive one-tenth (1/10) of one share of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent they purchased public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Forum Investors I, LLC, a Delaware limited liability company affiliated with our executive officers;

●	“founders’ shares” are to shares of our Class F common stock, 4,312,500 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering;

●	“warrants” are to one whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50;

●

“private placement units” and “founders’ units” are to the 622,500 units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, each unit consisting of one share of Class A common stock, one right to receive one-tenth (1/10) of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock at an exercise price of $11.50; and

●	“initial stockholders” are to our sponsor.

 ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with C1 Investment Corp. (“C1”) or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the Business Combination (as described below), see the Company’s 424(b)(3) prospectus (the “Prospectus”) containing information about the Business Combination, as filed with the SEC on February 5, 2018.

 iii

PART I

Item 1.	Business

Introduction

We are a blank check company formed pursuant to the laws of the State of Delaware on November 17, 2016 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets. Our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region. We are focused on companies that have an enterprise value of $250 – 500 million or more, that are U.S.-based, have excellent management teams, have growth potential, and that would benefit from access to capital to fund acquisitions or working capital for organic growth. Our management and directors have experience in a diverse range of industries including, but not limited to: business services, distribution, media, telecommunications, technology, retailing, consumer products, education, energy, real estate and financial services.

On November 30, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, FMC Merger Subsidiary Corp., a Delaware corporation (“Merger Sub I”), FMC Merger Subsidiary LLC, a Delaware limited liability company (“Merger Sub II,) and a wholly-owned subsidiary of the Company, C1, the sponsor, in its capacity as the representative for the stockholders of the Company other than the stockholders of C1 (the “C1 Stockholders”), and Clearlake Capital Management III, L.P. in the capacity as the representative for C1 Stockholders (the “Merger”).

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on December 1, 2017. For additional information regarding C1, the Merger Agreement and the Business Combination, see the Prospectus.

Other than as specifically discussed, this Report does not assume that the closing of the Merger will occur.

Our Strategy

Our strategy is to capitalize on inefficiencies identified in the market, specifically with regards to private equity funds and private companies looking for liquidity.

Private equity funds may want to realize their investments by merging a select portfolio company with us. Private equity funds have the opportunity to realize substantial liquidity and maintain a significant ownership stake and upside potential in the on-going merged business. We intend to collaborate with private equity funds to identify a suitable target company. However, we have not yet identified any specific private equity funds with which we intend to collaborate.

We are also targeting private companies and divisions of larger companies that are seeking liquidity and facilitate their access to the public equity markets. We believe that our structure provides an excellent option for strong management teams to raise equity growth financing.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, including C1, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●

Middle-Market Businesses.  We are seeking to acquire one or more businesses with an aggregate enterprise value of approximately $250 million to $500 million or more, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. We believe that the middle market segment provides the greatest number of opportunities for investment. This segment is where we believe we have the strongest network to identify the greatest number of attractive opportunities. We will likely need to issue a substantial number of additional shares of Class A common stock or shares of preferred stock, or a combination thereof, either to sellers of a target company or to investors that will provide us capital, to complete a business combination. For example, we have entered into subscription agreements for the sale of 17,959,375 shares of our Class A common stock for an aggregate purchase price of $143,675,000, to be used to fund a portion of the cash consideration for the Merger.

●	Established Companies with Proven Track Records. We are seeking to acquire one or more established companies with consistent historical financial performance. We are focused on companies with a history of strong operating and financial results and strong fundamentals. We do not intend to acquire start-up companies or companies with recurring negative free cash flow.

●	Companies with Proven Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We are seeking to acquire one or more businesses that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage.

●	Experienced Management Team. We are seeking to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We will seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

●	Sectors Exhibiting Secular Growth or with Potential for Cyclical Uptick. We are focused on acquisition targets in sectors which exhibit positive secular growth or potential for near-term cyclical uptick. We plan to identify sectors that have demonstrated strong positive growth in recent years, possess drivers for continued growth and are strategically positioned to benefit from upswings in their respective industry cycles.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In addition, the members of our board of directors have significant executive management and both public and private company experience with a diverse range of industries including, but not limited to: business services, distribution, media, telecommunications, technology, retailing, consumer products, education, energy, real estate and financial services. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we have been, and we believe will be, useful for sourcing investment opportunities.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team have and will provide us with an important source of investment opportunities. In addition, we anticipate that target business candidates may continue to be brought to our attention from various unaffiliated sources, including family offices, investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Significant Activities Since Inception

On April 12, 2017, we consummated our initial public offering of 15,000,000 units, each unit consisting of one share of Class A common stock, par value $0.0001 per share, one right to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of an initial business combination, and one-half of one warrant, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share, pursuant to a registration statement on Form S-1 (File Nos. 333-216842 and 333-217187). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $150,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed the private placement of 555,000 units, issued to our sponsor, generating gross proceeds of $5,500,000.

On April 13, 2017, the underwriters of our initial public offering exercised their over-allotment option in full and, on April 18, 2017, the underwriters purchased 2,250,000 units at an offering price of $10.00 per unit, generating gross proceeds of $22.5 million. On April 18, 2017, simultaneously with the sale of the over-allotment units, the Company completed a private placement with our sponsor for an additional 67,500 units at a price of $10.00 per unit, generating gross proceeds of $675,000.

Approximately $174 million of the net proceeds from the IPO (including the over-allotment) and the private placements with our sponsor were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on April 7, 2017 on the NASDAQ Capital Market under the symbol FMCIU. Commencing on May 2, 2017, the securities comprising the units began separate trading. The units, common stock, rights and warrants are trading on the NASDAQ Capital Market under the symbols “FMCIU,” “FMCI,” “FMCIR” and “FMCIW,” respectively.

Merger Agreement

As discussed above, on November 30, 2017, we entered into the Merger Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will acquire C1.

The Agreement provides for a two-step merger: (1) the merger of Merger Sub I with and into C1, with C1 continuing as the surviving corporation (the “Surviving Subsidiary”) and as a wholly-owned subsidiary of Forum (the “First Merger”) and (2) the merger of the Surviving Subsidiary of the First Merger with and into Merger Sub II, ceasing the separate existence of the Surviving Subsidiary (the “Second Merger” and together with the First Merger, the “Business Combination”). Merger Sub II will continue as the surviving entity in the Second Merger, and Merger Sub II, continuing as the surviving entity, shall then be referred to as the Surviving Entity (the “Surviving Entity” and, together with Forum, the “Combined Entity”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “Effective Time”):

(i) all shares of C1’s Class A Common Stock and Class B Common Stock (the “C1 Stock”) issued and outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into the right to receive the Total Consideration (as defined below), with each stockholder of C1 Stock being entitled to receive its pro rata share of the Total Consideration;

(ii) each outstanding convertible security of the company (other than Company Options (as defined below)), if not exercised or converted prior to such time, will be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of C1 Stock or if exercised prior to such time, will have the resulting shares of C1 Stock issued upon such exercise treated as outstanding shares of C1 Stock; and

(iii) each option to purchase Class A Common Stock that was granted pursuant to the 2014 Equity Incentive Plan of C1 (each such option a “Company Option”) that is unvested as of the Effective Time will become fully vested and exercisable as of the Effective Time. Each Company Option that is outstanding and unexercised as of the Effective Time shall be converted into the right to receive, (i) with respect to each share of C1 Stock subject to such Company Option, and without interest, an amount of Merger Consideration (as defined below) equal the pro rata share of the Merger Consideration applicable to such share of C1 Stock subject to such Company Option minus the per-share exercise price of such Company Option and (ii) their pro rata share of the Earnout Consideration (as defined below), each (i) and (ii) as provided in the Merger Agreement; provided, however that in order to receive an installment of the applicable pro rata share of the Earnout Consideration, the holder of a Company Option must be an employee of, or in service to, Forum or the Surviving Entity or their respective subsidiaries, at the time such installment is paid or issued, and must deliver a duly executed option cancellation agreement prior to the Effective Time.

The aggregate consideration to be paid to C1 securityholders pursuant to the Merger Agreement (subject to certain adjustments as provided therein) will be equal to an amount equal to (i) the enterprise value of $1,137,000,000 minus (ii) the aggregated indebtedness of C1 and its subsidiaries at the time of closing plus (iii) the Closing Cash, plus (iv) the Net Acquisition Amount (as such term is defined in the Merger Agreement) (which such amount of merger consideration, for the avoidance of doubt includes the Deferred PIPE Closing Amount to be paid after the closing for the Deferred Payment (as such term is defined in the Merger Agreement)) (the “Merger Consideration”) plus the contingent right to receive additional consideration based on the performance of the Combined Entity, during the calendar years 2018, 2019 and 2020 (the “Earnout Consideration,” which together with the Merger Consideration, the “Total Consideration”). The Merger Consideration will be paid in the form of: (i) cash (the “Cash Consideration”) from Forum and/or C1 and its subsidiaries in an amount equal to (A) the total cash and cash equivalents of Forum, including funds from the PIPE Investment and the remaining funds in the trust account, after giving effect to the completion of the redemption, plus (B) the closing cash that is not restricted, minus (C) $25,000,000; (ii) a number of our Common Stock, valued at the redemption price per share, equal to the (A) Merger Consideration minus (B) the Cash Consideration minus (C) the Deferred Pipe Closing Amount (as such term is defined in the Merger Agreement); and (iii) a deferred payment equal to the Deferred Pipe Closing Amount to be paid upon the consummation of the Deferred PIPE Closing.

After the Closing, subject to certain terms and conditions set forth in the Merger Agreement, C1 securityholders will have the contingent right to receive the Earnout Consideration from the Combined Entity, during the calendar years 2018, 2019 and 2020 if certain requirements described in the Merger Agreement and in the Prospectus are met.

We entered into subscription agreements with certain investors, pursuant to which we agreed to issue and sell 17,959,375 shares of our Class A common stock, for an aggregate purchase price of $143,675,000, immediately prior to closing of the Merger (except for the portion relating to the Deferred Payment (as defined below)) (the “PIPE Investment”). In connection with such PIPE Investment, Mr. Vogel and family members have entered into subscription agreements to purchase an aggregate of $7.876 million of Class A common stock; and Mr. Goldberg and Mr. Katzman have entered into subscription agreements to purchase $2.5 million and $1 million, respectively, of Class A common stock.

The PIPE Investment is conditioned on the concurrent closing of the Merger and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration for the Merger.

For additional information regarding the Merger, please see the Prospectus.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of founders’ units, our capital stock, debt or a combination of these in effecting a business combination. See “The Merger Agreement” above for a description of the financing agreements entered into in connection with the Merger. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. In the event we do not consummate the Merger, we may seek to effect simultaneous business combinations with more than one target business, but we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have until April 12, 2019 to consummate our initial business combination. If we are unable to consummate the Merger or an alternative initial business combination by April 12, 2019, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will, if the Merger is not consummated, continue to be through the extensive contacts and relationships of our officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources have and may generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates may continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We have engaged the services of professional firms or other individuals that specialize in business acquisitions in connection with the Merger, and we may engage these firms or other individuals in connection with an alternative business combination, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative services fee, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. Our audit committee reviews and must approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described above in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Our Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses, such as in connection with the Merger. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. In connection with and in the event that the Merger is consummated, immediately prior to the closing of the Merger, the PIPE Investment to fund a portion of the Cash Consideration for the Merger will close. Mr. Vogel, our Executive Chairman, and family members, and Mr. Goldberg and Mr. Katzman, our directors, are participating in such PIPE Investment. The fair market value of any target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. In connection with the Merger, we obtained a fairness opinion from Cassel Salpeter & Co., LLC as to (i) the fairness, from a financial point of view, to us of the consideration to be paid by us in the Merger, and (ii) whether C1 had a fair market value equal to at least 80% of the balance of funds in our trust account.

Lack of Business Diversification

In the event that the Merger is not consummated, we may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business. In the event the Merger is consummated, Messrs. Boris and Katzman will serve as directors of the surviving corporation.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

The Merger requires the approval of our stockholders. However, in the event the Merger is not consummated, in connection with any alternative proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In connection with the Merger, we have announced that we are holding a special meeting of stockholders on February 20, 2018. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until April 12, 2019 in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founders’ shares and the shares of Class A common stock underlying the founders’ units, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 6,071,251, or approximately 35.2%, of the 17,250,000 issued and outstanding public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming that the 172,500 shares issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) upon the consummation of our initial public offering are voted in favor of the transaction).

If we hold a meeting to approve the Merger or an alternative proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of Class A common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, such as in connection with the Merger, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account) and any amounts released for working capital purposes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of Class A common stock sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of Class A common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of Class A common stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our initial stockholders do not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may also require public stockholders seeking conversion, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements, such as in connection with the Merger. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of Class A common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we have until April 12, 2019 to complete an initial business combination. If we have not completed an initial business combination by April 12, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $100,000 for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed (pursuant to written letter agreements with us filed as exhibits to the registration statement on Form S-1 (File No. 333-216842) that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 12, 2019 unless we provide our public stockholders with the opportunity to convert their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, or director or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in

Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $100,000 for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 12, 2019, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Our sponsor may not have sufficient funds to satisfy its indemnity obligations, as its only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $100,000 for dissolution expenses.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares, the shares of Class A common stock underlying the founders’ units, the founders’ rights and the founders’ warrants have waived their rights to participate in any liquidation distribution with respect to such founders’ shares. There will be no distribution from the trust account with respect to our rights or warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

In the event that we do not consummate the Merger, and if we are unable to complete an alternative initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.10. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

The holders of the founders’ shares, the shares of Class A common stock underlying the founders’ units, the founders’ rights or the founders’ warrants will not participate in any redemption distribution from our trust account with respect to such founders’ shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 12, 2019, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 12, 2019, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares, shares of Class A common stock underlying the founders’ units, founders’ rights, founders’ warrants, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by April 12, 2019, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	our shares of Class F common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein;

●	upon the consummation of our initial public offering, $174.225 million, was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the Class A common stock sold in our initial public offering on any matter.

Competition

In the event we do not consummate the Merger, we may encounter intense competition from other entities having a business objective similar to ours in identifying, evaluating and selecting an alternative target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of Class A common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our Class F stock converting into shares of Class A common stock as described herein; and

●	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting the Merger or an alternative business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Our executive officers devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of the Merger or an alternative business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We have provided stockholders with audited financial statements of C1, and in the event that the Merger is not consummated, we will provider stockholders with audited financial statements of another prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors

RISK FACTORS

You should carefully consider all of the risk factors described below and all of the other information contained in this report, before making a decision to invest in our securities. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Risks associated with the Merger and C1, are more fully discussed in the Prospectus.

Risks Associated with Our Business

We are a recently formed company with no operating history and no revenues and, accordingly, you do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2017, we had $115,240 in cash and a working capital deficit of $303,229. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to consummate the Merger or an alternative initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate the Merger or an alternative business combination, our public stockholders may be forced to wait until April 12, 2019 before receiving distributions from the trust account.

We have until April 12, 2019 to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

The Merger requires the approval of our stockholders. However, in the event the Merger is not consummated, we will, in connection with any alternative initial business combination, either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, such as in connection with the Merger, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their founders’ shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, the holders of the founders’ shares and shares of Class A common stock underlying the founders’ units have agreed (i) to vote any such shares in favor of any proposed business combination, (ii) not to convert any such shares in connection with a stockholder vote to approve a proposed initial business combination such as in connection with the Merger and (iii) not to sell any such shares to us in a tender offer in connection with any proposed business combination. As a result, we would need only 6,071,251, or approximately 35.2%, of the 17,250,000 issued and outstanding public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming that all shares were present and entitled to vote at the meeting, and that the 172,500 issued to EarlyBirdCapital, Inc. upon the consummation of our initial public offering are voted in favor of the transaction). Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founders’ shares and shares of Class A common stock underlying the founders’ units in accordance with the majority of the votes cast by our public stockholders.

You will not be entitled to protections normally afforded to investors of blank check companies.

We are deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of our initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we will have a longer period of time to complete such a business combination than we would if we were subject to such rule.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this report, although we have no current intention to do so, and the Merger does not deviate from such guidelines. For instance, we currently anticipate acquiring a target business with a consistent historical financial performance. However, in the event that we do not consummate the Merger, we are not obligated to do so and may determine to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this report would be rendered irrelevant. We could also seek to amend our amended and restated certificate of incorporation to provide us with more time to complete an initial business combination. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

We will likely issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, there are 11,231,500 and 687,500 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon conversion of outstanding rights (including founders’ rights included in the founders’ units) and exercise of outstanding warrants (including founders’ warrants included in the founders’ units) but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this report, there are no shares of preferred stock issued and outstanding. In connection with the Merger, we have entered into subscription agreements for the sale of 17,959,375 shares of our Class A common stock, for an aggregate purchase price of $143,675,000, to be used to fund a portion of the cash consideration for the Merger. Mr. Vogel, our Executive Chairman, and family members have entered into subscription agreements to purchase an aggregate of $7.876 million of Class A common stock; and Mr. Goldberg and Mr. Katzman, our directors, have entered into subscription agreements to purchase $2.5 million and $1 million, respectively, of Class A common stock, in such private placement offering. In the event the Merger is not consummated, we will likely need to issue a substantial number of additional shares of Class A common stock or shares of preferred stock, or a combination thereof, either to sellers of a target company or to investors that will provide us capital, to complete a business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein (although this is not the case if we consummate the Merger). The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of investors;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until at least April 12, 2019, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will not be sufficient to allow us to operate until at least April 12, 2019, assuming that a business combination is not consummated during that time. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of Class A common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares).

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.10. Our sponsor may not have sufficient funds to satisfy its indemnity obligations, as its only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 12, 2019. If we have not completed a the Merger or an alternative business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $100,000 for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If we do not file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our public offering, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Class A common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of Class A common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants issued in our public offering.

No warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of Class A common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding rights.

Our rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least 50% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Unlike many other similarly structured blank check companies, our initial stockholder may receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founders’ shares will automatically convert into Class A common stock on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founders’ shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founders’ shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination (not including the shares of Class A common stock underlying the founders’ units or the 172,500 shares of common stock that were issued to EarlyBirdCapital, Inc. upon the consummation of the Company’s initial public offering), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any founders’ units (and underlying securities) issued upon conversion of working capital loans, after taking into account Class A common stock redeemed in connection with the business combination. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. This may make it more difficult and expensive for us to consummate an initial business combination. In connection with the shares issued pursuant to the PIPE Investment, our sponsor has forfeited its anti-dilution protection with respect to the founders’ shares.

Since we are not limited to a particular industry or target business with which to complete a business combination, in the event that the Merger is not consummated we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, in the event that the Merger not consummated there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our shares will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

In the event the Merger is consummated, Messrs. Boris and Katzman will serve as directors of the surviving corporation. In the event that the Merger is not consummated, the role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

In the event the Merger is consummated, members of our management team may be paid director fees from the surviving corporation. In the event that the Merger is not consummated, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Each of our employees devotes such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate the Merger or an alternative initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor, which is affiliated with certain of our officers and directors, has agreed to waive its right to convert its founders’ shares, the shares of Class A common stock underlying the founders’ units, the founders’ rights, the founders’ warrants or any public shares they purchase, or to receive distributions from the trust account with respect to its founders’ shares, the shares of Class A common stock underlying the founders’ units, the founders’ rights or the founders’ warrants upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the founders’ units and the securities underlying the founders’ units, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, through their interests in our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock, rights and warrants are currently listed on Nasdaq, our units, Class A common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period exceeds $1.0 billion or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although, in the event that the Merger is not consummated, we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, such as in connection with the Merger in which a portion of the Cash Consideration shall come from the remaining funds in the trust account, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her, or its shares of Class A common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering. Accordingly, if you purchase more than 20% of the shares sold in our initial public offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of Class A common stock or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of our shares of Class A common stock will exceed the per-share conversion price.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempt to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, including C1, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in the event that the Merger is not consummated, we cannot ascertain the capital requirements for any particular transaction. In connection with and in the event that the Merger is consummated, we have entered into private placement subscription agreements for the sale of 17,959,375 shares of our Class A common stock, for an aggregate purchase price of $143,675,000, to be used to fund a portion of the Cash Consideration for the Merger. Mr. Vogel, our Executive Chairman, and family members have entered into subscription agreements to purchase an aggregate of $7.876 million of Class A common stock, and Mr. Goldberg and Mr. Katzman, our directors have entered into subscription agreements to purchase $2.5 million and $1 million, respectively, of Class A common stock, in such private placement offering. We cannot guarantee that the financing agreed to in connection with the Merger will be consummated. In addition, if the Merger is not consummated and we attempt to consummate an alternative business combination, if the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholder controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor owns approximately 22.1% of our issued and outstanding shares of common stock (including the shares of Class A common stock underlying the founders’ units). Our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of Class F common stock owned by them immediately before our initial public offering, the shares of Class A common stock underlying the founders’ units, as well as any shares of Class A common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our Class A common stock and make it more difficult to effect a business combination.

We have issued rights to receive 1,725,000 shares of Class A common stock and warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in our initial public offering, founders’ rights to receive 62,250 shares of Class A common stock and founders’ warrants to purchase 311,250 shares of Class A common stock. We may also issue other units containing rights and warrants to our sponsor, officers or directors in payment of working capital loans made to us as described in this report. To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights, warrants or unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or these warrants and options are exercised, you may experience dilution to your holdings.

Because each unit contains one-half of one warrant and one right to receive one-tenth of one share of our Class A common stock, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant and one right to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial business combination. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants and rights upon completion of a business combination since the warrants will be exercisable for, and the rights will be convertible into, a fraction of the number of shares in the aggregate, compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if our units included a warrant to purchase one whole share.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the founders’ warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of an initial business combination or exercise of the warrants. Accordingly, the rights and warrants may expire worthless.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of Class A common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the founders’ units and any units our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the founders’ units and any other units we issue to them (and the underlying shares of Class A common stock) commencing at any time after we consummate an initial business combination, as well as any securities underlying any such units. In connection with the Merger, our sponsor and certain securityholders of C1 shall enter into an amended and restated registration rights agreement pursuant to which we will register for resale all or any portion of our common stock issued as merger consideration under the Merger Agreement. The presence of these additional shares of Class A common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Class A common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination by April 12, 2019 may give potential target businesses leverage over us in negotiating a business combination.

We have until April 12, 2019 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination. In connection with the Merger, we obtained a fairness opinion from Cassel Salpeter & Co., LLC as to (i) the fairness, from a financial point of view, to us of consideration to be paid by us in the Merger, and (ii) whether C1 had a fair market value equal to at least 80% of the balance of funds in our trust account.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments such as the Merger require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, such as the Merger, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, such as the Merger, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

In the event we do not consummate the Merger, we may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In the event that we do not consummate the Merger, if we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

An investment in our securities may involve adverse U.S. federal income tax consequences.

An investment in our securities may involve adverse U.S. federal income tax consequences. For instance:

●	because there are no authorities that directly address instruments similar to the units we are issuing in this offering, the allocation an investor makes with respect to the purchase price of the unit among the share of Class A common stock, rights and warrant included in the units could be challenged by the IRS or the courts.

●	if we make distributions on our common stock, such distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. The ability of a holder to seek conversion of their shares may be viewed as a position with respect to substantially similar or related property which diminishes your risk of loss and thereby affects your ability to satisfy the holding period requirements for the dividends received deduction or the preferential tax rate on qualified dividend income with respect to the time period prior to the approval of an initial business combination.

●	our warrants may be exercised on a cashless basis in certain situations as described herein. Although there is no direct legal authority as to the U.S. federal income tax treatment of an exercise of a warrant on a cashless basis, we intend to take the position that such exercise will not be taxable, either because the exercise is not a gain realization event or because it qualifies as a tax-free recapitalization. In the former case, the holding period of the common stock should commence on the day after the warrant is exercised. In the latter case, the holding period of the common stock would include the holding period of the exercised warrants. However, our position is not binding on the IRS and the IRS may treat a cashless exercise of a warrant as a taxable exchange.

●	any capital gain or loss you realize on a sale or other disposition of our common stock will generally be long-term capital gain or loss if your holding period for the common stock is more than one year. However, the conversion feature of the common stock could affect your ability to satisfy the holding period requirements for the long-term capital gain tax rate with respect to the time period prior to the approval of an initial business combination.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 135 East 57th Street, 8th Floor, New York, New York 10022. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “FMCIU,” “FMCI,” “FMCIR” and “FMCIW,” respectively. Our units commenced public trading on April 7, 2017, and our common stock, rights and warrants commenced separate public trading on May 2, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock, rights and warrants as reported on the NASDAQ Capital Market for the period April 7, 2017 through December 31, 2017.

	Units (FMCIU)		Class A Common Stock (FMCI)		Warrants (FMCIW)		Rights (FMCIR)
	High	Low	High	Low	High	Low	High	Low
2017
Second Quarter (1)	$10.40	$10.00	$10.19	$9.6499	$0.61	$0.210	$0.600	$0.33
Third Quarter	$10.31	$10.10	$9.785	$9.50	$0.4799	$0.3003	$0.46	$0.24
Fourth Quarter	$11.02	$10.10	$10.67	$9.67	$0.75	$0.28	$0.72	$0.24

(1)	The high and low trade prices per share of the Units for the Second Quarter of 2017 covers the period starting April 7, 2017 through June 30, 2017. The high and low trade prices per share of the Class A Common Stock, Warrants and Rights for the Second Quarter of 2017 covers the period starting May 2, 2017 through June 30, 2017.

On February 16, 2018, our Class A common stock had a closing price of $8.85, our rights had a closing price of $0.77, our warrants had a closing price of $0.75 and our units had a closing price of $10.22.

(b)   Holders

On February 13, 2018, there were two holders of record of our units, 17 holders of record of our Class A common stock, one holder of record of our Class F common stock, one holder of record of our rights and one holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the fiscal year ended December 31, 2017 and for the period from November 17, 2016 (inception) to December 31, 2016. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	December 31,	For the period from November 17, 2016 (inception) through December 31,
	2017	2016
Income Statement Data:
Loss from operations	$(676,233)	$(2,092)
Net income (loss)	297,782	(2,092)

Cash Flow Data:
Net cash used in operating activities	$(515,122)	$—
Net cash used in investing activities	(174,225,000)	—
Net cash provided by financing activities	174,830,252	25,000

	December 31, 2017	December 31, 2016
Balance Sheet Data:
Cash	$115,240	$25,000
Cash and securities held in Trust Account	175,421,495	—
Total assets	175,586,094	38,491
Common stock subject to possible redemption	170,118,265	—
Total stockholders’ equity	5,000,001	22,908

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

References to the “Company,” “us” or “we” refer to Forum Merger Corporation.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on November 17, 2016 in Delaware and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Recent Events

On November 30, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FMC Merger Subsidiary Corp., a Delaware corporation (“Merger Sub I”) and our wholly-owned subsidiary, FMC Merger Subsidiary LLC, a Delaware limited liability company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”) and our wholly-owned subsidiary, C1 Investment Corp., a Delaware corporation, (“C1”), and Clearlake Capital Management III, L.P., in the capacity thereunder as the representative for C1’s securityholders (the “Seller Representative”), which provides for our acquisition of C1.

The Merger Agreement provides for a two-step merger: (i) the merger of Merger Sub I with and into C1 (the “First Merger”), with C1 continuing as the surviving corporation (the “Surviving Corporation”) and as our wholly-owned subsidiary; and (ii) the merger of the Surviving Corporation with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Business Combination”), with Merger Sub II continuing as the surviving entity (the “Surviving Entity”) in the Second Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “Effective Time”): (a) all shares of C1’s Class A Common Stock and Class B Common Stock (the “C1 Company Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Total Consideration (as defined below) along with the holders of options to purchase Company Stock (“C1 Company Options”), with each holder of C1 Company Stock and C1 Company Options being entitled to receiving its pro rata share of the Total Consideration; and (b) each outstanding C1 Company Option that is unvested as of the Effective Time will become fully vested and exercisable as of the Effective Time (each such C1 Company Option subject to such accelerated vesting, an “Accelerated Option”) and holders of all C1 Company Options, including Accelerated Options, will receive (x) their pro rata portion of the Merger Consideration (as defined below) minus the per-share exercise price of such Accelerated Option and (y) their pro rata share of the Earnout Payments (as defined below), except that holders of Accelerated Options will only receive their pro rata portion of the Earnout Payments if they continue to be employed on the date that it is paid.

The aggregate consideration to be paid pursuant to the Merger Agreement to holders of C1 Company Stock and C1 Company Option (together, the “Company Securityholders”) will be an amount equal to (the “Merger Consideration”): (i) $1,137,000,000, minus (ii) the indebtedness of C1 and its subsidiaries (the “Target Companies”), plus (iii) the cash of the Target Companies, together with the amount of any C1 transaction expenses that are paid prior to the closing of the Business Combination (the “Closing”), and plus (iv) the cash amount paid and indebtedness incurred by the Target Companies for any business acquisitions that they make between the signing of the Merger Agreement and the Closing (the “Net Acquisition Amount”). Additionally, Company Securityholders will have the contingent right to receive additional consideration from Forum based on the performance of Forum and its subsidiaries, including the Surviving Entity, for the calendar years 2018, 2019 and 2020 (the “Earnout Payments” and, together with the Merger Consideration, the “Total Consideration”).

The Merger Consideration will consist of cash and stock. The cash portion of the Merger Consideration (“Cash Consideration”) will include our cash and/or the Target Companies (the “Cash Consideration”) in an amount equal to (A) our total cash and cash equivalents (the “Forum Cash”), including funds from a concurrent private placement equity investment (the “PIPE Investment”) expected to be consummated at the Closing and the remaining funds in the Trust Account, after giving effect to the redemption by us of our shares of Class A Common Stock (“Forum Common Shares”) from our public stockholders (the “Redemption”), plus (B) the cash of the Target Companies to the extent that they are permitted to be distributed pursuant to the existing credit facilities of the Target Companies (“Permitted Cash”), minus (C) $25,000,000. The stock portion of the Merger Consideration will include a number of Forum Common Shares, valued at a price per share equal to the price paid to holders of Forum Common Shares in the Redemption (the “Redemption Price”), determined by subtracting the Cash Consideration and the Deferred Payment from the Merger Consideration (the “Stock Consideration” and, together with the Cash Consideration and the Earnout Payments, the “Total Consideration”). There will also be a deferred cash payment of $12,000,000 after the Closing (the “Deferred Payment”) in connection with a portion of the PIPE Investment that will close after the Business Combination. Notwithstanding the foregoing, Seller Representative, in its sole discretion, may increase the Stock Consideration and reduce the Cash Consideration to ensure the Company Securityholders collectively own at least 50.1% of the issued and outstanding Forum Common Shares upon consummation of the Merger.

We, C1, and the Merger Subs have each made representations, warranties and covenants in the Merger Agreement that are customary for transactions of this nature. The Merger Agreement provides that, upon consummation of the Merger, we will enter into a registration rights agreement.

The consummation of the Business Combination is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Merger Agreement by the requisite vote of our stockholders and C1’s stockholders; (ii) expiration of the applicable waiting period under any antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of requisite regulatory approval, (iv) no law or order preventing or prohibiting the closing of the Business Combination; (v) net tangible assets of $5,000,001 as of the Closing, after giving effect to the completion of the Redemption and the PIPE Investment; the election of directors in accordance with the Merger Agreement and (viii) the effectiveness of the Registration Statement.

We entered into subscription agreements with the investors named therein (the “PIPE Investors”), pursuant to which we agreed to issue and sell to the PIPE Investors 17,959,375 Forum Common Shares, for an aggregate purchase price of $143,675,000, immediately prior to closing of the Merger (except for the portion relating to the Deferred Payment) (the “PIPE Investment”). In connection with such PIPE Investment, Mr. Vogel and family members have entered into subscription agreements to purchase an aggregate of $7.876 million of Class A common stock; and Mr. Goldberg and Mr. Katzman have entered into subscription agreements to purchase $2.5 million and $1 million, respectively, of Class A common stock.

The PIPE Investment is conditioned on the concurrent closing of the Business Combination and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration for the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2017 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination and activities in connection with the proposed Merger. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2017, we had net income of $297,782, consisting of interest income on marketable securities of $1,196,495, offset by operating costs of $676,233 and a provision for income taxes of $222,480.

For the period from November 17, 2016 (inception) through December 31, 2016, we had net loss of $2,092, which consists of formation and operating costs.

Liquidity and Capital Resources

On April 12, 2017, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 555,000 Private Units to our Sponsor at a price of $10.00 per Unit, generating gross proceeds of $5,550,000.

On April 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units and the sale of an additional 67,500 private placement units at $10.00 per Unit, generating total gross proceeds of $23,175,000.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $174,225,000 was placed in the Trust Account. We incurred $3,927,424 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $477,424 of Initial Public Offering costs.

As of December 31, 2017, we had cash of $115,240 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2017, we had accounts payable and accrued expenses of $212,572.We have entered into a fee arrangement with a service provider pursuant to which certain fees incurred by us in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2017, the amount of these contingent fees was approximately $868,000. To the extent the Merger or another Business Combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete the Merger or any other Business Combination.

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $175,421,495 (including approximately $1,196,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through December 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the year ended December 31, 2017, cash used in operating activities was $515,112, consisting primarily of interest earned on cash and marketable securities held in the Trust Account of $1,196,495, offset by net income of $297,782. Changes in operating assets and liabilities provided $383,601 of cash from operating activities.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2017, we had $115,240 in cash and a working capital deficit of $303,229. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to consummate the Merger or an alternative initial business combination will be successful. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

At December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Services Agreement with Forum Capital Management, LLC, an affiliate of our Sponsor, pursuant to which the Company pays Forum Capital Management, LLC a total of $10,000 per month for office space, utilities and secretarial support. We began incurring these fees on April 7, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

All activity through December 31, 2017 relates to our formation and our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2017.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2017
Operating Expenses
Operating costs	$140	$130,725	$104,290	$441,078	$676,233
Loss from operations	(140)	(130,725)	(104,290)	(441,078)	(676,233)
Other Income:
Unrealized gain (loss)	—	(48,739)	56,174	(7,435)	—
Interest income	—	326,446	405,853	464,196	1,196,495
Provision for income taxes	—	(49,926)	(119,103)	(53,451)	(222,480)
Net Income (Loss)	$(140)	$97,056	$238,634	$(37,768)	$297,782
Income (loss) per common share:
Basic and diluted	$(0.00)	$0.02	$0.04	$(0.03)	$(0.11)
Weighted average number of common shares outstanding:
Basic and diluted	3,750,000	5,264,108	5,560,769	5,581,597	5,045,566

Balance Sheet Data (at period end)
Cash	$84,454	$409,633	$337,067	$115,240	$115,240
Cash and securities held in Trust Account	—	174,502,707	174,964,734	175,421,495	175,421,495
Total Assets	189,568	175,017,295	175,379,574	175,586,094	175,586,094
Total Liabilities	166,800	99,895	223,540	467,828	467,828
Common stock subject to possible redemption	—	169,917,399	170,156,033	170,118,265	170,118,265
Total Stockholders’ Equity	$22,768	$5,000,001	$5,000,001	$5,000,001	$5,000,001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current co-chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Stephen A, Vogel	68	Executive Chairman and Director (Class two)
Marshall Kiev	49	Co-Chief Executive Officer, President and Director (Class two)
David Boris	57	Co-Chief Executive Officer, Chief Financial Officer and Director (Class two)
Jerry Elliott	57	Director (Class one)
Neil Goldberg	64	Director (Class one)
Richard Katzman	60	Director (Class one)
Steven Berns	53	Director (Class one)

Stephen A. Vogel has been our Executive Chairman since December 2016 and is a director on our board of directors. Mr. Vogel has over 40 years of operating and private equity experience. He has served as General Partner of Vogel Partners, LLP, a private investment firm, since 1996. Mr. Vogel began his career in 1971 as President, CEO and Co-Founder of Synergy Gas Corp., a retail propane distribution company. During his 25-year tenure, Mr. Vogel grew Synergy to more than 250,000 customers, 2,700 employees and more than $300 million in annual revenue. Synergy Gas Corp. successfully completed 50 acquisitions during this time and increased its distribution base to 330 retail locations. After selling Synergy Gas Corp. to Northwestern Corp. in 1995, Mr. Vogel co-founded EntreCapital Partners, a private equity firm that focused on companies facing operational or management challenges, and served until 1999. Additionally, he was a venture partner at EnerTech Capital Partners, an energy focused venture capital firm, from 1999 to 2002, and an operating partner at Tri-Artisan Capital Partners, LLC, an investment bank, from 2004 to 2006. Mr. Vogel also served as CEO of Grameen America, a not-for-profit organization that provides microloans to low-income borrowers in the United States, from 2008 to 2013. He was on the board of Netspend (NASDAQ: NTSP), a leader for prepaid stored value platforms, from 2011 to 2013. Mr. Vogel was a member of the Board of Trustees at Montefiore Medical Center and Children’s Hospital for over 20 years and served on the Board of Trustees at Lighthouse International, a non-profit organization. Mr. Vogel is a past Trustee of the Horace Mann School and previously served on the Board of Directors of the National Propane Gas Association. Mr. Vogel received a BS degree from Syracuse University School of Management. We believe Mr. Vogel is well-qualified to serve as a member of our board of directors due to his extensive business experience in strategic planning and corporate development as well as his vast operational experience.

Marshall Kiev has been our Co-Chief Executive Officer and President since inception and is a director on our board of directors. He has over 25 years of alternative investing experience. He has been the President and Founder of MK Capital Partners, a private investment firm, since 2016. The firm’s primary investment strategies include direct private equity, growth equity and venture capital. Mr. Kiev was previously a Director of Cohen Private Ventures (“CPV”), from 2013 to 2016. CPV is a family office investing long-term capital in direct private investments and other opportunistic transactions. Prior to his position with CPV, Mr. Kiev was Chief of Staff at S.A.C. Capital Advisors, an investment firm, from 2010 to 2013. Prior to joining S.A.C., Mr. Kiev was President of Alternative Investments at Family Management Corporation, a multi-family office, from 2007 to 2009, where he oversaw a portfolio of investments in hedge funds and private equity funds. Previously, Mr. Kiev was a Partner at Main Street Resources, a middle-market private equity firm, from 2000 to 2007. He began his career in 1989 at Family Management Corporation where he held a variety of roles over more than a decade. Mr. Kiev is an active member of the Young Presidents’ Organization and a former member of the Dean’s Council at Weill Cornell Medical College. Mr. Kiev received an MBA degree from the Stern School of Business at New York University and a BA degree also from New York University. We believe Mr. Kiev is well-qualified to serve as a member of our board of directors due to his extensive financial experience as well as his asset management experience.

David Boris has been our Co-Chief Executive Officer and Chief Financial Officer since inception and is a director on our board of directors. He has over 30 years of Wall Street experience in mergers and corporate finance and has been involved in 13 SPAC transactions as an advisor, investment banker and/or board member, including nine business combinations totaling over $3.4 billion. Mr. Boris has been a Director of Pacific Special Acquisition Corp., a SPAC formed by one of the leading independent investment banks in China, since July 2015. In addition, he served as advisor to Limbach Holdings in connection with its merger with 1347 Capital Corp., a SPAC, from 2015 to 2016. From November 2010 to May 2013, Mr. Boris served as Chairman of Primcogent Solutions LLC, leading the board during the period of the company’s preparation to seek reorganization by way of a voluntary bankruptcy petition, which was filed in 2013. Mr. Boris served as a director of Trio Merger Corp., a SPAC, from its inception through its business combination with SAExploration. Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm, from 2007 to 2010, and was a founding member and Managing Director of Morgan Joseph & Co. Inc., an investment banking firm, from 2001 to 2007, where he was head of both the Financial Sponsors and Media Groups. Mr. Boris served as President of Ladenburg Thalmann Group Inc. from 1999 to 2000, and was also Executive Vice President and Head of Investment Banking at Ladenburg Thalmann & Co. Inc. from 1998 to 2000. In addition, he was a co-founder, director, and a principal stockholder of Brenner Securities Corporation and its successors. Prior to Brenner, Mr. Boris was at Oppenheimer & Company, as a Senior Vice President and Limited Partner. Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company, from 1984 to 1985. He is an active member of the Young Presidents’ Organization. Mr. Boris received a M.B.A. from Columbia University Business School and a B.A. from Vassar College, cum laude. We believe Mr. Boris is well-qualified to serve as a member of the board due to his wide range of experience in capital market activities as well as his activities in special purpose acquisition companies and asset management.

Jerry Elliott is one of our directors on our board of directors. He has 25 years of experience with companies in the internet infrastructure, wireless infrastructure, wireless services, and broadband services sectors. He has been the CEO, President, COO, and CFO of both private equity owned and public companies. Since January 2017, Mr. Elliott has been the Chief Executive Officer of BAI Communications-US, which builds, owns and operates fiber and wireless infrastructure. Mr. Elliott served from 2015 to 2016 as the President and Chief Executive Officer of J5 Infrastructure Partners, which provides site deployment, design, engineering, and installation services to the largest telecommunications and infrastructure companies in the U.S. Previously, from 2012 to 2014, he was President of Cricket Wireless, which was acquired in 2014 by AT&T for $4.1 billion. From 2006 to 2007, Mr. Elliott was President and CEO of Global Signal, which owned 11,000 cell towers throughout the U.S. and was acquired by Crown Castle in 2007 for $5.7 billion. He also has been the President of Frontier Communications (NYSE: FTR), a provider of commercial and residential broadband services, and CFO of Virgin Media, the largest provider of internet, video and wireless services in the U.K. Mr. Elliott began his career in the industry in 1996 as a Managing Director in the Media and Communications investment banking group at Morgan Stanley. Mr. Elliott has served on the Board of Directors of several companies in the technology, media, and telecommunications industries including Transit Wireless, Global Signal, Tekelec, Super Media, Suncom Wireless, Ntelos, Frontier Communications, SpineWave, and Caribe Media. He is an Adjunct Professor of Management at the U.S. Military Academy at West Point. Mr. Elliott received an LL.M. in tax law from New York University and received a B.B.A. in both finance and accounting and a J.D. degree from Baylor University. We believe Mr. Elliott is well-qualified to serve as a member of the board due to his experience in finance and industry.

Neil Goldberg is one of our directors on our board of directors. He has 44 years of retailing, merchandising, general management and real estate experience. Mr. Goldberg has served as President and CEO of Raymour and Flannigan Furniture and Holdings, one of the largest furniture retailers in the United States, since 1972. He has lead the growth of Raymour and Flannigan from three local stores to its current 106 locations across seven Northeast states employing more than 4,700 people. In addition, Mr. Goldberg has been active on numerous national industry boards including the National Home Furnishing Association, the Home Furnishing Council, the American Furniture Hall of Fame and FurnitureFan.com. He has also participated on the board of local and national charitable organizations including the HSBC Bank Regional Board, the Metropolitan Development Association, Say Yes to Education, the Salvation Army of Central New York and the Syracuse University School of Management. Mr. Goldberg has been honored for his work as a recipient of the Ernst and Young Entrepreneur of the Year, the City of Hope Spirit of Life Award and the Anti-Defamation League American Heritage Award. Mr. Goldberg received a B.S. in accounting from the Syracuse University School of Management. We believe Mr. Goldberg is well-qualified to serve as a member of the board due to his experience in operations and real estate.

Richard Katzman is one of our directors on our board of directors. He is a private investor in early stage companies and a member of the New York Angels investing group, advising and investing in over two dozen startups. He is also an Executive Director and board member of The Noodle Companies, a group of early stage ventures seeking to increase transparency and efficiency in education, based in New York City. Mr. Katzman was President, Chairman & CEO of Kaz, Incorporated, a multinational consumer appliance company, from 1987 until its sale in December 2010. Kaz’s products include humidifiers, vaporizers, digital thermometers, hot/cold therapy, heaters, fans, and air cleaners. Under his leadership, the company grew from $4 million in annual sales to $500 million by expanding its product offerings, developing international distribution, and pioneering brand extension licensing with global power brands Vicks, Honeywell and Braun. Mr. Katzman also co-founded Terra Firma Software, a provider of enterprise solutions and an early developer of Macintosh applications, in 1982. Mr. Katzman is a board member of Brown University’s Entrepreneurship Program, was Executive in Residence for the first cohort of the IE-Brown Executive MBA program in 2011-12 and has been a judge in several business plan competitions. Mr. Katzman was a board member of Princeton Review from its founding in 1982 until 2012, currently serves on the boards of Hudson Opera House, Bard’s Creative Council, and Generation Citizen, and was a trustee of Columbia Memorial Hospital in Hudson, NY. He is also a member of the Young Presidents’ Organization. Mr. Katzman graduated with an A.B. from Brown University and attended the Singularity University Executive Program. We believe Mr. Katzman is well-qualified to serve as a member of the board due to his experience in finance and operations.

Steven Berns is one of our directors on our board of directors. He has more than 30 years of senior management, financial and operating experience in public companies. He has been Chief Operating Officer and Chief Financial Officer of Shutterstock, Inc. (NYSE: SSTK), a leading global provider of high-quality licensed photographs, vectors, illustrations, videos and music to businesses, marketing agencies and media organizations around the world, since September 2015. From July 2013 through August 2015, Mr. Berns served as Executive Vice President and Chief Financial Officer of Tribune Media (formerly Tribune Company), one of the country’s leading multimedia companies, operating businesses in broadcasting, publishing and digital. Prior to that time, Mr. Berns was the Executive Vice President and Chief Financial Officer of Revlon, Inc. (NYSE: REV), a worldwide cosmetics and beauty products company, from May 2009 to July 2013. Prior to that time, Mr. Berns was Chief Financial Officer of Tradeweb, LLC, a leading over-the-counter, multi-asset class online marketplace, and a pioneer in the development of electronic trading and trade processing, since November 2007. From November 2005 until July 2007, Mr. Berns served as President, Chief Financial Officer and Director of MDC Partners Inc. (NASDAQ: MDCA) and from September 2004 to November 2005, Mr. Berns served as Vice Chairman and Executive Vice President of MDC Partners. Prior to that, Mr. Berns was the Senior Vice President and Treasurer of Interpublic Group of Companies, Inc., (NYSE: IPG) an organization of advertising agencies and marketing services companies from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996. Prior to joining Revlon in 1992, Mr. Berns worked at Paramount Communications Inc. and at a predecessor public accounting firm of Deloitte & Touche. Mr. Berns is a Certified Public Accountant. Mr. Berns served as a Director and Chairman of the Audit Committee of Shutterstock, Inc. from 2012 through July 2015. He served as a Director and member of the Audit and Compensation Committees for LivePerson, Inc. (NASDAQ: LPSN) from April 2002 until June 2011. Mr. Berns received a B.S. from Lehigh University and an M.B.A. from the Stern School of Business at New York University. We believe Mr. Berns is well-qualified to serve as a member of the board due to experience in finance and operations.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Boris, Kiev and Vogel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Elliott, Goldberg, Katzman and Berns, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate the Merger or an alternative business combination prior to April 12, 2019, in which case NASDAQ rules require that we hold an annual meeting prior to December 31, 2018).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Secretary and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

Messrs. Berns, Goldberg and Katzman serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Berns, Goldberg and Katzman are independent.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee.

The audit committee is, and will at all times be, composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Berns qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The members of our compensation committee are Messrs. Berns and Katzman.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our sponsor and the monthly payments, no other compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating Committee

The members of the Nominating Committee are Messrs. Elliott and Katzman, each of whom is an independent director under NASDAQ’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers has been paid cash compensation in connection with services rendered to the Company for the year ended December 31, 2017. Commencing on April 7, 2017 through the earlier of consummation of our initial business combination and our liquidation, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class F Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Polar Asset Management Partners (2)	2,090,000	11.58%	—	—
Forum Investors I, LLC (3)	622,500	3.45%	4,312,500	100%
David Boris (4)	—	—	—	—
Stephen A. Vogel (4)	—	—	—	—
Marshall Kiev (4)	—	—	—	—
Steven Berns (4)	—	—	—	—
Neil Goldberg (4)	—	—	—	—
Richard Katzman (4)	—	—	—	—
Jerry Elliott (4)	—	—	—	—

*	Less than 1 percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Forum Investors I, LLC, 135 East 57th Street, 8th Floor, New York, New York 10022.
(2)	According to a Schedule 13G filed with the SEC on May 10, 2017, by Polar Asset Management Partners Inc., the business address of Polar Asset Management Partners Inc., is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, (the “PAMP”) serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and has sole voting and investment discretion with respect such securities which are held by PMSMF. PAMP disclaims beneficial ownership such securities, except to the extent of PAMP’s pecuniary interest therein.

(3)	According to a Form 4 filed with the SEC on April 19, 2017, each of Forum’s officers and directors is a member of the sponsor, either directly or indirectly through the managing member of the sponsor. Stephen A, Vogel, Marshall Kiev, and David Boris, Forum’s Executive Officers and Directors are the sole members of Forum Capital Management, LLC, the managing member of the sponsor. Forum Capital Management, LLC has the sole voting and dispositive power of the securities held by the sponsor. Each member of Forum Capital Management, LLC has one vote, and the approval of two of the three members is required to approve an action of the Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Therefore, no individual member of the managing member of the Sponsor exercises voting or dispositive control over any of the securities held by the sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them are deemed to have or share beneficial ownership of such shares. The number of shares owned by Forum Investors I, LLC does not include 622,500 shares of Class A Common Stock underlying the warrants, which are exercisable on the later of 30 days after the completion of an initial business combination or 12 months from the closing of Forum’s IPO.
(4)	Does not include any shares held by the Sponsor. This individual is a member of our sponsor, either directly or indirectly through the managing member of the Sponsor, as described in footnote (3).

The table above does not include the shares of common stock underlying the private placement units or its component securities held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

N/A

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founders Shares

On December 28, 2016, we issued an aggregate of 3,593,750 founders shares for an aggregate purchase price of $25,000. The founders shares will automatically convert into Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustments. On April 6, 2017, we effectuated a 1.2-for-1 stock dividend of our Class F common stock resulting in an aggregate of 4,312,500 founders shares outstanding.

The 4,312,500 founders shares included an aggregate of up to 562,500 shares which were subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the sponsor would own, on an as-converted basis, 20.0% of our issued and outstanding shares after the initial public offering (excluding the placement shares and representative shares). As a result of the underwriters’ election to exercise their over-allotment option in full on April 18, 2017, 562,500 founders shares were no longer subject to forfeiture.

The sponsor has agreed that, subject to certain limited exceptions, 50% of its founders shares will not be transferred, assigned or sold until one year after the date of the consummation of a business combination or earlier if, subsequent to a business combination, the last sales price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a business combination, and the remaining 50% of its founders shares will not be transferred, assigned or sold until one year after the date of the consummation of a business combination.

Placement Units

Simultaneously with our initial public offering, the sponsor purchased an aggregate of 555,000 private placement units at a price of $10.00 per Unit, (or an aggregate purchase price of $5,550,000). In addition, on April 18, 2017, we consummated the sale of an additional 67,500 private placement units at a price of $10.00 per unit, which were purchased by the sponsor, generating gross proceeds of $675,000. Each private placement unit consists of one placement share, one placement right and one-half of one placement warrant. The proceeds from the private placement units were added to the proceeds from our initial public offering held in the trust account. If we do not complete a business combination by April 12, 2019, the proceeds of the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the placement rights and placement warrants will expire worthless.

The private placement units are identical to the units sold in our initial public offering except that the placement warrants (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. In addition, the private placement units and their component securities may not be transferable, assignable or salable until 30 days after the consummation of a business combination, subject to certain limited exceptions.

Related Party Advances

During the year ended December 31, 2017, the sponsor advanced the company an aggregate of $250,361 for costs associated with its initial public offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of December 31, 2017, the company has repaid $231,076 of such advances. There were $32,776 and $13,491 of advances outstanding as of December 31, 2017 and 2016, respectively.

Administrative Services Agreement

We entered into an agreement whereby, commencing on April 7, 2017 through the earlier of the consummation of a business combination or our liquidation, we will pay an affiliate of the sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2017, we incurred $90,000 in fees for these services, respectively, of which $58,685 is included in accounts payable and accrued expenses at December 31, 2017.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of its disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

PIPE Investment

In connection with the Merger, we are conducting a private placement offering for an aggregate of $143.68 million. In connection with such offering, Mr. Vogel, our Executive Chairman and family members have entered into subscription agreements to purchase an aggregate of $7.876 million of Class A common stock. In addition, Mr. Goldberg and Mr. Katzman, our directors, have entered into subscription agreements to purchase $2.5 million and $1 million, respectively, of Class A common stock.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Berns, Elliott, Goldberg and Katzman are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2017 and 2016 totaled $52,810 and $0 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $41,351 and $0 for consultations concerning financial accounting and reporting standards during the year ended December 31, 2017 and 2016, respectively.

Tax Fees. We paid Marcum $2,288 and $0 for preparation of tax returns for the years ended December 31, 2017 and 2016, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2017 and 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 6, 2017, between the Company and EarlyBirdCapital, Inc. (1)
1.2	Letter Agreement, dated April 6, 2017, between the Company and EarlyBirdCapital, Inc.
2.1	Agreement and Plan of Merger, dated as of November 30, 2017, by and among the Company, FMC Merger Subsidiary Corp., FMC Merger Subsidiary LLC, Clearlake Capital Management III, L.P. and C1 Investment Corp. (3)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 6, 2017.(1)
3.3	Bylaws. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Specimen Right Certificate. (2)
4.5	Warrant Agreement, dated April 6, 2017, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated April 6, 2017, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Letter Agreement, dated April 6, 2017, by and between the Company and Forum Investors I, LLC. (1)
10.3	Investment Management Trust Account Agreement, dated April 6, 2017, between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated April 6, 2017, between the Company and Forum Investors I, LLC. (1)
10.5	Stock Escrow Agreement, dated April 6, 2017, by and among the Company, Forum Investors I, LLC and Continental Stock Transfer & Trust Company. (1)
10.6	Right Agreement, dated April 6, 2017, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.7	Securities Subscription Agreement, dated December 28, 2016, between the Company and Forum Investors I, LLC. (2)
10.8	Unit Subscription Agreement, dated March 15, 2017, between the Company and Forum Investors I, LLC. (3)
10.9	Amended and Restated Unit Subscription Agreement, dated April 6, 2017, between the Company and Forum Investors I, LLC (1)
10.10	Form of Indemnity Agreement. (2)
10.11	Administrative Services Agreement, dated April 6, 2017, between the Company and Forum Capital Management, LLC (1)
10.12	Form of Unit Purchase Option between the Company and EarlyBirdCapital, Inc. and its designees. (2)
10.13	Form of Subscription Agreement between the Company and C1 Investment Corp. (3)
10.14	Voting Agreement, dated as of November 30, 2017, by and among the Company, C1 Investment Corp. and Clearlake Capital Partners III (Master), L.P. (4)
10.15	Sponsor Earnout Letter and Amendment to Escrow Agreement, dated November 30, 2017, by and among the Company, Clearlake Capital Management III, L.P. and C1 Investment Corp. (3)
10.16	Form of Amended and Restated Registration Rights Agreement to be entered into by and among the Company, Forum Investors I, LLC, Clearlake Capital Management III, L.P. and other stockholders. (5)
10.17	Form of Lock-Up Agreement to be entered into by and between the Company and the stockholders and/or optionholders named therein. (3)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 12, 2017.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on March 29, 2017.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 21, 2017.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 1, 2017.
(5)	Incorporated by reference to the Company’s Form S-4, filed with the Commission on December 1, 2017.

FORUM MERGER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Forum Merger Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forum Merger Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2017 and for the period from November 17, 2016 (inception) through December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017 and for the period from November 17, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2017 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

February 20, 2018

FORUM MERGER CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$115,240	$25,000
Prepaid expenses	49,359	—
Total Current Assets	164,599	25,000

Cash and marketable securities held in Trust Account	175,421,495	—
Deferred offering costs	—	13,491
Total Assets	$175,586,094	$38,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$212,572	$2,092
Income taxes payable	222,480	—
Advances from related parties	32,776	13,491
Total Liabilities	467,828	15,583

Commitments

Common stock subject to possible redemption, 16,728,509 and -0- shares at redemption value as of December 31, 2017 and 2016, respectively	170,118,265	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,316,491 and -0- shares issued and outstanding (excluding 16,728,509 and -0- shares subject to possible redemption) as of December 31, 2017 and 2016, respectively	132	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2017 and 2016	431	431
Additional paid-in capital	4,703,748	24,569
Retained earnings/(Accumulated deficit)	295,690	(2,092)
Total Stockholders’ Equity	5,000,001	22,908
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,586,094	$38,491

The accompanying notes are an integral part of the consolidated financial statements.

FORUM MERGER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	For the period from November 7, 2016 (inception) through December 31,
	2017	2016

Operating costs	$676,233	$2,092
Loss from operations	(676,233)	(2,092)

Other income:
Interest income	1,196,495	—

Income (loss) before provision for income taxes	520,262	(2,092)
Provision for income taxes	(222,480)	—
Net income (loss)	$297,782	$(2,092)

Weighted average shares outstanding, basic and diluted (1)	5,045,566	3,125,000

Basic and diluted net loss per common share(2)	$(0.11)	$(0.00)

(1)	Excludes an aggregate of up to 16,728,509 shares subject to redemption at December 31, 2017 and an aggregate of 562,500 shares that were subject to forfeiture at December 31, 2016 to the extent that the underwriters’ over-allotment was not exercised in full.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $853,482 for the year ended December 31, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

FORUM MERGER CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – November 17, 2016 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholder	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(2,092)	(2,092)

Balance – December 31, 2016	—	—	4,312,500	431	24,569	(2,092)	22,908

Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	—	—	168,570,851	—	168,572,576

Sale of 622,500 Placement Units	622,500	62	—	—	6,224,938	—	6,225,000

Issuance of Representative Shares	172,500	17	—	—	(17)	—	—

Common stock subject to redemption	(16,728,509)	(1,672)	—	—	(170,116,593)	—	(170,118,265)

Net income	—	—	—	—	—	297,782	297,782

Balance – December 31, 2017	1,316,491	$132	4,312,500	$431	$4,703,748	$295,690	$5,000,001

The accompanying notes are an integral part of the consolidated financial statements.

FORUM MERGER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	For the Period from November 17, 2016 (inception) through December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$297,782	$(2,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,196,495)	—
Changes in operating assets and liabilities:
Prepaid expenses	(49,359)	—
Accounts payable and accrued expenses	210,480	2,092
Income taxes payable	222,480	—
Net cash used in operating activities	(515,112)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Placement Units	6,225,000	—
Advances from related parties	250,361	13,491
Repayment of advances from related parties	(231,076)	—
Payment of offering costs	(463,933)	(13,491)
Net cash provided by financing activities	174,830,352	25,000

Net Change in Cash	90,240	25,000
Cash – Beginning	25,000	—
Cash – Ending	$115,240	$25,000

Non-cash investing and financing activities:
Offering costs charged to additional paid in capital	$217,612	$—
Initial classification of common stock subject to redemption	$169,819,829	$—
Change in value of common stock subject to possible redemption	$298,436	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Forum Merger Corporation (the “Company”), is a blank check company incorporated in Delaware on November 17, 2016. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). The Company has two wholly-owned subsidiaries, FMC Merger Subsidiary Corp., which was incorporated in Delaware on November 27, 2017 (“Merger Sub I”), and FMC Merger Subsidiary LLC, which was incorporated in Delaware on November 27, 2017 (“Merger Sub II”).

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination and activities in connection with the proposed acquisition of C1 Investment Corp. (“C1”), as described in Note 8.

The registration statements for the Company’s initial public offering (“Initial Public Offering”) were declared effective on April 6, 2017. On April 12, 2017, the Company consummated the Initial Public Offering of 15,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Forum Investor I, LLC (the “Sponsor”), generating gross proceeds of $5,550,000, which is described in Note 5. In addition, at the closing of the Initial Public Offering, the Company issued 150,000 shares of Class A common stock (the “Representative Shares”) to the underwriter and certain other related parties.

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

On April 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,250,000 Units, and the sale of an additional 67,500 Placement Units at $10.00 per Unit, generating total gross proceeds of $23,175,000. In addition, the Company issued an additional 22,500 Representative Shares to the underwriters for no additional consideration (see Note 4 and Note 5). Following the closing, an additional $22,725,000 of net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $174,225,000 ($10.10 per Unit) held in the Trust Account).

Transaction costs amounted to $3,927,424, consisting of $3,450,000 of underwriting fees and $477,424 of Initial Public Offering costs. As of December 31, 2017, $115,240 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by it in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2017, the Company had $115,240 in its operating bank account, $175,421,495 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $303,229. As of December 31, 2017, approximately $1,196,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Through December 31, 2017, the Company has not withdrawn any funds from the interest earned on the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from the Sponsor, officers, directors, or third parties. None of the officers or directors, the Sponsor or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 2019. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 8,936,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 1,787,250 shares of Class A common stock, and (3) 1,125,000 shares of Class A common stock, warrants to purchase 562,500 shares of Class A common stock and rights that convert into 112,500 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of uncertain future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Reconciliation of net income (loss) per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Year ended December 31,	For the Period from November 17, 2016 (inception) through December 31,
	2017	2016
Net income (loss)	$297,782	$(2,092)
Less: Income attributable to common stock subject to redemption	(853,482)	—
Adjusted net loss	$(555,700)	$(2,092)

Weighted average shares outstanding, basic and diluted	5,045,566	3,125,000

Basic and diluted net loss per common share	$(0.11)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, inclusive of 2,250,000 Units sold to the underwriters on April 18, 2017 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one share of Class A common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 9). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 9). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants trade.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2016, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments, as described in Note 9. On April 6, 2017, the Company effectuated a 1.2-for-1 stock dividend of its Class F common stock resulting in an aggregate of 4,312,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the stock dividend.

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

Related Party Advances

For the year ended December 31, 2017, the Sponsor advanced the Company an aggregate of $250,361 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of December 31, 2017, the Company has repaid $231,076 of such advances. There were $32,776 and $13,491 of advances outstanding as of December 31, 2017 and 2016, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 7, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2017, the Company incurred $90,000 in fees for these services, respectively, of which $58,685 is included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Placement Units. There were no Working Capital Loans outstanding as of December 31, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2017, the amount of these contingent fees was approximately $868,270. To the extent the Merger (as defined in Note 8) or another Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete the Merger or any other Business Combination.

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

NOTE 8. C1 MERGER AGREEMENT

On November 30, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, FMC Merger Subsidiary Corp., a Delaware corporation (“Merger Sub I”) and a wholly-owned subsidiary of the Company, FMC Merger Subsidiary LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), C1 Investment Corp., a Delaware corporation, (“C1”), and Clearlake Capital Management III, L.P., in the capacity thereunder as the representative for C1’s securityholders (the “Seller Representative”).

The Merger Agreement provides for a two-step merger: (i) the merger of Merger Sub I with and into C1 (the “First Merger”), with C1 continuing as the surviving corporation (the “Surviving Corporation”) and as a wholly-owned subsidiary of the Company; and (ii) the merger of the Surviving Corporation with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “C1 Business Combination”), with Merger Sub II continuing as the surviving entity (the “Surviving Entity”) in the Second Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “Effective Time”): (a) all shares of C1’s Class A Common Stock and Class B Common Stock (the “C1 Company Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Total Consideration (as defined below) along with the holders of options to purchase Company Stock (“C1 Company Options”), with each holder of C1 Company Stock and C1 Company Options being entitled to receiving its pro rata share of the Total Consideration; (b) each outstanding option, warrant or other right to subscribe or purchase any C1 Company Stock or securities convertible into or exchange for, or that otherwise confer on the holder any right to acquire any C1 Company Stock, if not exercised or converted prior to such time, will be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of C1 Company Stock or if exercised prior to such time, will have the resulting shares of C1 Company Stock issued upon such exercise treated as outstanding shares of C1 Company Stock; and (c) each outstanding C1 Company Option that is unvested as of the Effective Time will become fully vested and exercisable as of the Effective Time (each such C1 Company Option subject to such accelerated vesting, an “Accelerated Option”) and holders of all C1 Company Options, including Accelerated Options, will receive (x) their pro rata portion of the Merger Consideration (as defined below) minus the per-share exercise price of such Accelerated Option and (y) their pro rata share of the Earnout Payments (as defined below), except that holders of Accelerated Options will only receive their pro rata portion of the Earnout Payments if they continue to be employed on the date that it is paid.

Merger Consideration

The aggregate consideration to be paid pursuant to the Merger Agreement to holders of C1 Company Stock and C1 Company Option (together, the “Company Securityholders”) will be an amount equal to (the “Merger Consideration”): (i) $1,137,000,000, minus (ii) the indebtedness of C1 and its subsidiaries (the “Target Companies”), plus (iii) the cash of the Target Companies, together with the amount of any C1 transaction expenses that are paid prior to the closing of the C1 Business Combination (the “Closing”), and plus (iv) the cash amount paid and indebtedness incurred by the Target Companies for any business acquisitions that they make between the signing of the Merger Agreement and the Closing (the “Net Acquisition Amount”). Additionally, Company Securityholders will have the contingent right to receive additional consideration from the Company based on the performance of the Company and its subsidiaries, including the Surviving Entity, for the calendar years 2018, 2019 and 2020, as described below (the “Earnout Payments” and, together with the Merger Consideration, the “Total Consideration”).

The Merger Consideration will consist of cash and stock. The cash portion of the Merger Consideration (“Cash Consideration”) will include cash from the Company and/or the Target Companies (the “Cash Consideration”) in an amount equal to (A) the total cash and cash equivalents of the Company (the “Forum Cash”), including funds from a concurrent private placement equity investment (the “PIPE Investment”) expected to be consummated at the Closing and the remaining funds in the Trust Account, after giving effect to the redemption by the Company of its shares of Class A Common Stock (“Forum Common Shares”) from its public stockholders (the “Redemption”), plus (B) the cash of the Target Companies to the extent that they are permitted to be distributed pursuant to the existing credit facilities of the Target Companies (“Permitted Cash”), minus (C) $25,000,000. The stock portion of the Merger Consideration will include a number of Forum Common Shares, valued at a price per share equal to the price paid to holders of Forum Common Shares in the Redemption (the “Redemption Price”), determined by subtracting the Cash Consideration and the Deferred Payment (as defined below) from the Merger Consideration (the “Stock Consideration” and, together with the Cash Consideration and the Earnout Payments, the “Total Consideration”). There will also be a deferred cash payment of $12,000,000 after the Closing (the “Deferred Payment”) in connection with a portion of the PIPE Investment that will close after the C1 Business Combination. Notwithstanding the foregoing, Seller Representative, in its sole discretion, may increase the Stock Consideration and reduce the Cash Consideration to ensure the Company Securityholders collectively own at least 50.1% of the issued and outstanding Forum Common Shares upon consummation of the C1 Business Combination.

The Merger Consideration will be paid at the Closing based on estimates and will be subject to a post-closing adjustment, except that if the adjustment in either direction is less than $2,000,000, no adjustment or payments will be made. Any such true-up adjustments will be paid by delivery of Forum Common Shares valued at the Redemption Price, with the Company delivering additional shares to Company Securityholders if the finally determined Merger Consideration is higher than the estimated Merger Consideration delivered at closing, and the Company Securityholders forfeiting Forum Common Shares on a pro rata basis if the finally determined Merger Consideration is less than the estimated Merger Consideration delivered at closing.

Following the consummation of the C1 Business Combination, subject to certain terms and conditions set forth in the Merger Agreement, Company Securityholders will have the contingent right to receive the Earnout Payments from the Company in connection with the calendar years 2018, 2019 and 2020 (each such calendar year, an “Earnout Year” and such three-year calendar period, the “Earnout Period”).

In the event that (i) the trailing four quarter EBITDA as of the end of any fiscal quarter after the Closing within calendar year 2018 exceeds $144,000,000 (the “2018 Target”), (ii) the trailing four quarter EBITDA as of the end of any fiscal quarter within calendar year 2019 exceeds $155,000,000 (the “2019 Target”), or (iii) the trailing four quarter EBITDA as of the end of any fiscal quarter within calendar year 2019 exceeds $165,000,000 (the “2020 Target” and together with the 2018 Target and 2019 Target, the “Earnout Targets”), then for each Earnout Target that is achieved as of a given Measurement Date, the Company Securityholders shall receive additional consideration (a “Regular Earnout Payment”) of (A) 3,300,000 Forum Common Shares (an “Earnout Stock Payment”) and (B) cash in an amount equal to $33,000,000 (an “Earnout Cash Payment”).

In the event an Earnout Target is not met in the applicable Earnout Year, but the Earnout Target is achieved for a subsequent Earnout Year, the Company Securityholders will be entitled to receive the Regular Earnout Payments for any Earnout Years in which the Earnout Target was not previously achieved, payable at the same time as the Regular Earnout Payment for such Earnout Year (each such payment, a “Catchup Earnout Payment”). In the event an Earnout Target for a future Earnout Year is achieved in the current Earnout Year, then the Company Securityholders will be entitled to receive in addition to and at the same time as the Regular Earnout Payment for the current Earnout Year, the Regular Earnout Payment for such future Earnout Year (each such payment, an “Accelerated Earnout Payment”). In the event that there is a Change of Control (as defined in the Merger Agreement) during the Earnout Period, then any Regular Earnout Payments that have not previously been paid (whether or not earned) shall be deemed earned and due to the Company Securityholders upon such Change of Control (such payment, a “Change of Control Earnout Payment” and collectively with the Regular Earnout Payments, Catchup Earnout Payments and Accelerated Earnout Payments, the “Earnout Payments”). In any event, the Company Securityholders will not be entitled to receive more than one Earnout Payment attributable to each Earnout Year.

If at the time any Earnout Payment is due, such Earnout Payment exceeds either (a) the amount of cash available for distribution pursuant to the credit facilities of the Target Companies or (b) the amount of cash that can be paid without causing the ratio of the consolidated debt of the Target Companies to EBITDA (assuming full payment of the Earnout Cash Payment) to exceed 4.5 to 1, then the amount of the cash consideration will be reduced to an amount of cash that can be paid without exceeding such limits and any shortfall (the “Earnout Cash Payment Shortfall”) will at the option of the Seller Representative either (i) be paid by delivery of an additional number of Forum Common Shares determined based on the trailing 20 trading day volume-weighted average price as of the end of the Measurement Date on which the Earnout Payment was achieved (the “Earnout Cash Payment Shortfall Shares”) or (ii) defer the payment of the Earnout Cash Payment Shortfall until the following Measurement Date. If the Earnout Cash Payment Shortfall is deferred, then the Seller Representative will have the option on each succeeding Measurement Date until the end of the Earnout Period to elect to be paid the Earnout Cash Payment Shortfall Shares (which will still be valued based on the trailing 20 trading day volume-weighted average price as of the end of the Measurement Date on which the original applicable Earnout Payment was achieved) in full satisfaction of the Earnout Cash Payment Shortfall or to continue to defer payment of the Earnout Cash Payment Shortfall. At the end of the Earnout Period, any remaining Earnout Cash Payment Shortfall shall automatically be converted into the Earnout Cash Payment Shortfall Shares.

Notwithstanding the above provisions, each Earnout Payment otherwise payable to the Company Securityholders will be reduced by the amount of the Sponsor Earnout Shares (as more fully described below) that become vested in connection with an Earnout Payment by directly reducing each Earnout Stock Payment by the amount of the Sponsor Earnout Shares that have become vested.

The Company, C1, and the Merger Subs have each made representations, warranties and covenants in the Merger Agreement that are customary for transactions of this nature.

Further, notwithstanding the above provisions, the allocation of Total Consideration as among cash and Forum Common Shares payable to Company Securityholders shall be adjusted, by decreasing the cash portion and correspondingly increasing the portion of Total Consideration paid in Forum Common Shares, if and to the extent necessary to ensure that the Company Securityholders receive sufficient Forum Common Shares such that, when aggregated with Forum Common Shares previously paid as Total Consideration to the Company Securityholders (if any), the amount of Forum Common Shares is not less than the minimum amount of Forum Common Shares necessary to satisfy the requirements for qualification as a reorganization under Section 368(a)(1)(A) of the Code.

Conditions to Consummation of the C1 Business Combination

The consummation of the C1 Business Combination is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Merger Agreement by the requisite vote of the Company’s stockholders and C1’s stockholders; (ii) expiration of the applicable waiting period under any antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of requisite regulatory approval, (iv) no law or order preventing or prohibiting the C1 Business Combination or the other transactions contemplated by the Merger Agreement or the Closing; (v) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and the PIPE Investment;(vi), the consummation of the PIPE Investment, (vii) the election or appointment of members to Forum’s board of directors in accordance with the Merger Agreement; and (viii) the effectiveness of the registration statement filed in connection with the C1 Business Combination.

Private Placement

In connection with the C1 Business Combination, the Company entered into subscription agreements with the investors named therein (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors 17,959,375 Forum Common Shares, for an aggregate purchase price of $143,675,000, immediately prior to closing of the Merger (except for the portion relating to the Deferred Payment) (the “PIPE Investment”).

The PIPE Investment is conditioned on the concurrent closing of the C1 Business Combination and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration for the C1 Business Combination.

Registration Rights Agreement

At the Closing, the Company, the Sponsor, and certain Company Securityholders will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) amending and restating the registration rights agreement entered into by the Sponsor and the Company at the time of the Company’s Initial Public Offering. Under the Registration Rights Agreement, the Company Securityholders will hold registration rights that obligate the Company to register all or any portion of the Forum Common Shares issued as merger consideration under the Merger Agreement and the Sponsor will hold similar registration rights with respect to its Forum common stock and common stock underlying its Forum warrants. Holders of a majority-in-interest of all such registrable securities will be entitled to certain demand registration rights, as well as the right to registered the resale of their registrable securities on Form S-3 if eligible, and each holder of registrable securities will have “piggyback” registration rights.

Voting Agreement

Simultaneously with the execution of the Merger Agreement, the Company and C1 entered into a voting agreement (the “Voting Agreement”) with C1’s largest stockholder, Clearlake Capital Partners III (Master), L.P. (“Clearlake”), which owns a majority of C1’s outstanding capital stock. Pursuant to the Voting Agreement, Clearlake agreed, among other things, to vote all of its shares of C1 Company Stock in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions. The Voting Agreement prevents transfers of the C1 Company Stock held by Clearlake between the date of the Voting Agreement and the date of the special meeting of the Company’s stockholders to approve the C1 Business Combination.

Sponsor Earnout Letter and Amendment to Escrow Agreement

In accordance with the letter agreement entered into on November 30, 2017 (the “Sponsor Earnout Letter”), by and among the “ Sponsor, the Company, C1, Continental Stock Transfer & Trust Company and EBC, and Seller Representative, the Sponsor has agreed that effective upon the Closing, with respect to the Founder Shares owned by the Sponsor, the Sponsor will (a) forfeit 1,078,125 of the Founder Shares and (b)  subject 2,156,250 of the Founder Shares (the “Sponsor Earnout Shares”) to potential forfeiture in the event that the Earnout Payments are not achieved by Company Securityholders. Subject to certain limited exceptions, the Sponsor Earnout Shares will be subject to lock-up from the Closing until 180 days thereafter; provided that if the volume-weighted average price of Forum Common Shares for 15 trading days is at least $12.50 per share, then 25% of the Sponsor Earnout Shares will be released from escrow immediately (but still subject to the vesting requirements under the Sponsor Earnout Letter).

The Sponsor also agreed in the Sponsor Earnout Letter, on behalf of itself and its members and affiliates, to waive any rights that it has under the Company’s amended and restated certificate of incorporation to the adjustment to the conversion ratio of the Founder Shares in connection with the PIPE Investment.

In consideration of the agreements by the Sponsor under the Sponsor Earnout Letter, the remaining 1,078,125 Founder Shares will be released from escrow and no longer be subject to any lock-up restrictions effective as of the Closing. the Company will seek shareholder approval for the transactions contemplated by the Sponsor Earnout Letter in connection with the C1 Business Combination.

Lock-Up Agreements

At the Closing, each Company Securityholder will enter into a lock-up agreement with the Company, and agree that, subject to certain limited exceptions, from the Closing until 180 days thereafter (or if earlier, the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange either equity holdings in the Company for cash, securities or other property), such Company Securityholder shall be subject to the lock-up restriction contained therein. However, if the volume-weighted average price of Forum Common Shares for 15 trading days is at least $12.50 per share, then the lock-up period for 25% of the securities covered by the lock-up agreement that are then held by the Company Securityholder will immediately expire thereafter.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2017 and 2016, there were 1,316,491 and -0- shares of Class A common stock issued and outstanding, respectively (excluding 16,728,509 and -0- shares of common stock subject to possible redemption).

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

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At December 31, 2017 and 2016, there were 4,312,500 shares of Class F common stock issued and outstanding.

The shares of Class F common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment as follows. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering in connection with the closing of a Business Combination, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination or pursuant to Units (and their underlying securities) issued to the Sponsor upon conversion of Working Capital Loans, after taking into account any shares of Class A common stock redeemed in connection with a Business Combination. In connection with the shares issued pursuant to the PIPE Investment, our sponsor has forfeited its anti-dilution protection with respect to the founders’ shares.

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

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Business combination search expenses	$27,815
Total deferred tax assets	27,815
Valuation allowance	(27,815)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

Year Ended December 31, 2017
Federal
Current	$222,480
Deferred	(27,815)

State
Current	$—
Deferred	—
Change in valuation allowance	27,815
Income tax provision	$222,480

As of December 31, 2017, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, the change in the valuation allowance was $27,815.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Year Ended December 31, 2017
Statutory federal income tax rate	(34.0)%
State taxes, net of federal tax benefit	0.0%
Deferred tax liability rate change	(3.3)%
Meals and entertainment	(0.1)%
Change in valuation allowance	(5.3)%
Income tax provision (benefit)	(42.7)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$175,421,495	$—

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2018	FORUM MERGER CORPORATION

	By:	/s/ David Boris
Name: David Boris Title: Co-Chief Executive Officer, Chief Financial Officer, Vice President and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven A. Vogel	Executive Chairman	February 20, 2018
Steven A. Vogel

/s/ Marshall Kiev	Co-Chief Executive Officer, President and Director	February 20, 2018
Marshall Kiev	(Principal Executive Officer)

/s/ Jerry Elliott	Director	February 20, 2018
Jerry Elliott

/s/ Neil Goldberg	Director	February 20, 2018
Neil Goldberg

/s/ Richard Katzman	Director	February 20, 2018
Richard Katzman

/s/ Steven Berns	Director	February 20, 2018
Steven Berns

50