Form 10-Q
period 2018-03-31
ConvergeOne Holdings, Inc.
filed 2018-05-10
CIK 1697152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission file number 001-38053

ConvergeOne Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4619427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3344 Highway 149, Eagan, MN 55121

(Address of principal executive offices) (Zip Code)

(888) 321-6227

(Registrant’s telephone number, including area code)

Forum Merger Corporation, c/o Forum Investors I, LLC, 135 East 57th Street, 8th Floor, New York, NY 10022

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of the registrant’s common stock, $0.0001 par value, outstanding at May 4, 2018: 71,200,001 shares.

CONVERGEONE HOLDINGS, INC. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$11,702	$13,475
Trade accounts receivable, less allowances	325,059	289,236
Inventories	20,873	14,717
Prepaid expenses and other current assets	16,424	9,294
Deferred customer support contract costs	45,078	35,151
Income tax receivable	16,862	10,576

Total current assets	435,998	372,449

Other Assets
Goodwill	332,761	331,456
Finite-life intangibles, net	174,210	173,642
Property and equipment, net	35,783	36,659
Deferred customer support contract costs, noncurrent	4,618	3,915
Non-current income tax receivable	2,624	2,620

Total other assets	549,996	548,292

Total assets	$985,994	$920,741

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$5,652	$5,652
Accounts payable	181,250	157,778
Customer deposits	27,299	22,498
Accrued compensation	18,710	34,522
Accrued other	39,880	27,362
Earnout consideration payable	66,000	—
Deferred revenue	94,066	68,127

Total current liabilities	432,857	315,939

Long-Term Liabilities
Long-term debt, net of debt issuance costs and current maturities	635,277	566,424
Deferred income taxes	10,823	18,056
Long-term income tax payable	1,479	1,563
Deferred revenue and other long-term liabilities	15,144	13,118

Total long-term liabilities	662,723	599,161

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,862,501 shares issuable and outstanding as of March 31, 2018*; 39,860,610 shares issued and outstanding as of December 31, 2017**	7	4
Class B convertible common stock, $0.0001 par value; 16,000,000 nonvoting shares authorized; 6,585,546 nonvoting shares issued and outstanding as of December 31, 2017**	—	1
Subscription receivable from related party	—	(1,805)
Additional paid-in capital	60,984	13,464
Accumulated deficit	(170,577)	(6,023)

Total stockholders’ equity (deficit)	(109,586)	5,641

Total liabilities and stockholders’ equity (deficit)	$985,994	$920,741

*	Includes 5,162,500 shares issuable per Note 2
**	Retroactively restated for the effect of the reverse recapitalization

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue
Technology offerings	$141,454	$87,965
Services	164,887	95,001

Total revenue	306,341	182,966
Cost of Revenue
Technology offerings	105,606	68,744
Services	112,350	60,929

Total cost of revenue	217,956	129,673
Gross profit
Technology offerings	35,848	19,221
Services	52,537	34,072

Total gross profit	88,385	53,293
Operating expenses
Sales and marketing	46,554	30,168
General and administrative	28,544	11,909
Transaction costs	5,847	1,113
Depreciation and amortization	11,339	7,026

Total operating expenses	92,284	50,216

Operating income (loss)	(3,899)	3,077

Other (income) expense
Interest income	(48)	(3)
Interest expense	11,228	8,996
Preliminary bargain purchase gain	(16,058)	—
Other expense, net	17	—

Other (income) expense, net	(4,861)	8,993

Income (loss) before income taxes	962	(5,916)
Income tax benefit	(7,844)	(2,795)

Net income (loss)	8,806	(3,121)

Earnout consideration	(125,441)	—

Net loss to common shareholders	$(116,635)	$(3,121)

Net loss per common share:
Basic and diluted	$(2.26)	$(0.08)

Weighted average number of shares outstanding:
Basic and diluted	51,622,386	39,881,456

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

									Retained
					Class B			Additional	Earnings
	Preferred Stock		Common Stock		Common Stock		Subscription	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance at December 31, 2017, as previously reported	—	$—	89,766,294	$9	14,830,683	$1	$(1,805)	$13,459	$(6,023)	$5,641
Retroactive conversion of shares	—	—	(49,905,684)	(5)	(8,245,137)	—	—	5	—	—

Balance at December 31, 2017, effect of reverse recapitalization (Note 2)	—	—	39,860,610	4	6,585,546	1	(1,805)	13,464	(6,023)	5,641
Effect of reverse recapitalization	—	—	29,839,391	3	(6,585,546)	(1)	—	(18,306)	(47,919)	(66,223)
Repayment of stock subscription receivable	—	—	—	—	—	—	1,805	—	—	1,805
Stock-based compensation expense	—	—	—	—	—	—	—	4,842	—	4,842
Earnout consideration	—	—	—	—	—	—	—	60,984	(125,441)	(64,457)
Net income	—	—	—	—	—	—	—	—	8,806	8,806

Balance at March 31, 2018	—	$—	69,700,001	$7	—	$—	$—	$60,984	$(170,577)	$(109,586)

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$8,806	$(3,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preliminary bargain purchase gain	(16,058)	—
Depreciation of property and equipment in operating expense	2,607	1,396
Depreciation of property and equipment in cost of revenue	1,459	333
Amortization of finite-life intangibles	8,732	5,629
Change in fair value of acquisition-related contingent considerations	(586)	—
Deferred income taxes	(3,466)	(1,213)
Amortization of debt issuance costs	441	906
Stock-based compensation expense	6,386	156
Other	(142)	—
Changes in assets and liabilities, net of business acquisition in 2018:
Trade accounts receivable	28,761	21,065
Inventories	(3,521)	877
Prepaid expenses, deferred customer support contract costs and other	(4,264)	(1,771)
Income tax receivable	(6,290)	—
Accounts payable and accrued expenses	(12,930)	(31,007)
Customer deposits	4,801	2,993
Income tax payable	(84)	(1,581)
Deferred revenue and other long-term liabilities	829	3,740

Net cash provided by (used in) operating activities	15,481	(1,598)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,644)	(1,824)
Acquisition of business, net of cash acquired	(29,926)	—

Net cash used in investing activities	(32,570)	(1,824)

Cash Flows from Financing Activities
Proceeds from term notes, less discount	—	10,000
Proceeds from revolving credit agreement	99,000	18,000
Repayment of revolving credit agreement	(29,000)	(18,000)
Repurchase of common stock	—	(385)
Payment of deferred financing costs	(175)	(404)
Deferred offering costs	—	(1,592)
Payment on long-term debt	(1,413)	(857)
Proceeds from subscription receivable	1,805	—
Proceeds from Forum cash	135,335	—
Payment of reverse recapitalization costs	(19,582)	—
Payment to former C1 Securityholders	(170,654)	—

Net cash provided by financing activities	15,316	6,762

Net increase (decrease) in cash	(1,773)	3,340
Cash - beginning of the period	13,475	9,632

Cash - end of the period	$11,702	$12,972

Supplemental disclosures of cash flow information
Interest paid	$9,302	$8,169
Income taxes paid	$—	$19
Supplemental disclosures of noncash investing and financing activities
Reverse recapitalization costs in accounts payable and accrued expenses, net of tax	$11,005	$—
Earnout consideration payable	$125,441	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$837
Liabilities assumed from Forum	$317	$—
Deferred financing costs in accounts payable and accrued expenses	$—	$106
Property and equipment purchases financed with accounts payable	$348	$118

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Organization

ConvergeOne Holdings, Inc. and its subsidiaries (collectively, “ConvergeOne”, or the “Company”) is a leading IT services provider of collaboration and technology solutions for large and medium enterprises. The Company serves clients through its comprehensive engagement model which includes the full lifecycle of services from consultation through implementation, optimization, and ongoing support services. The Company provides innovative and sophisticated services, including professional and managed, cloud and maintenance services, and complex multi-vendor technology offerings to its clients. The Company’s core technology markets are (1) collaboration and (2) enterprise networking, data center, cloud, and security.

On November 30, 2017, C1 Investment Corp. (“C1”) and Clearlake Capital Management III, L.P. (“Clearlake” or “Seller Representative”) signed an Agreement and Plan of Merger (“Merger Agreement”) with Forum Merger Corporation (“Forum”), whereby the parties agreed a subsidiary of Forum and C1 shall consummate a merger, pursuant to which the subsidiary shall be merged with and into C1, following which the separate corporate existence of the subsidiary shall cease and C1 shall continue as the surviving corporation (the “Business Combination” or “Merger”). All outstanding C1 stock options and all outstanding shares of C1’s Class A common and Class B common stock held by C1 option holders and C1 stockholders (collectively, the “C1 Securities” and “C1 Securityholders”, respectively) were to be canceled and exchanged for a combination of cash and new shares of common stock as computed in accordance with the Merger Agreement.

On February 22, 2018, the transactions contemplated by the Merger (“Transactions”) were consummated and the name of the surviving corporation was changed to ConvergeOne Holdings, Inc. See Note 2—Business Combination/Merger for further discussion.

References to “the Company,” “we,” “us,” “our,” and similar words refer to ConvergeOne Holdings, Inc. and all of the consolidated subsidiaries, unless specifically noted otherwise.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the C1 audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1/A filed on April 24, 2018. There have been no changes to the Company’s significant accounting policies described in the consolidated financial statements for the year ended December 31, 2017 that have had a material impact on the condensed consolidated financial statements and related notes for the three months ended March 31, 2018. Accounting policies that are new as a result of the Merger have been included below.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Forum was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on C1 shareholders having a majority of the voting power of the combined company, C1 comprising the ongoing operations of the combined entity, C1 comprising a majority of the governing body of the combined company, and C1’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of C1 issuing stock for the net assets of Forum, accompanied by a recapitalization (referred to as “the Merger”). The net assets of Forum were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of C1.

Earnout Consideration

As discussed in Note 2—Business Combination/Merger, upon the completion of the Merger, the C1 Securityholders received a combination of cash and shares of ConvergeOne common stock in exchange for all of their C1 Securities. Subject to terms and conditions set forth in the Merger Agreement, the former C1 Securityholders have the contingent right to receive additional consideration for their former C1 Securities, in the form of cash and shares of ConvergeOne common stock (the “Earnout Consideration”, as defined in the Merger Agreement), based on specified Earnout Targets for 2018, 2019 and 2020 (“Earnout Years”) that may be accelerated. See Note 2 for the details of the Earnout Consideration.

The Earnout Consideration is contingent on the Company meeting the pre-established Earnings Targets and thus is recorded, if and when earned or probable to be earned. The portion of the Earnout Consideration pertaining to the former C1 option holders, who are current employees of the Company, is accounted for as compensation when the Earnings Targets have been met. The Earnout Consideration pertaining to the former C1 shareholders is accounted for as an equity transaction when the Earnings Targets have been met.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants based on the terms of the contract and whether there are any requirements for the Company to net cash settle the contract under any terms or conditions. Warrants for the purchase of 8.9 million shares of common stock were issued by Forum as part of the units sold in its initial public offering (“IPO”) in April 2017 (the “Warrants”). Each unit (a “Unit”), was comprised of one share of Class A common stock, a warrant to purchase one half of one share of Class A common stock and a right to receive one-tenth of a share of Class A common stock upon the consummation of a business combination by Forum. See Notes 2 and 7—Business Combination/Merger and Stockholders’ Equity (Deficit). None of the terms of the Warrants have been modified as a result of the Merger.

The Warrants are freestanding financial instruments that are legally detachable from the shares that were issued at the same time. Most of the Warrants are redeemable at the Company’s option in certain conditions. The Warrants require settlement to be in physical shares of common stock only. The terms of all of the outstanding Warrant contracts expressly state there are no requirements for the Company to net cash settle the Warrants under any circumstances. The Company has accounted for the Warrants as equity instruments.

Unit Purchase Option

Subsequent to the Merger, the Company has a unit purchase option (“UPO”) outstanding that was issued to Earlybird Capital LLC (“EBC”) and its designees in connection with Forum’s IPO. The UPO is accounted for as an equity instrument. The underwriters had performed all of their services in April 2017 and the fair value measurement was a one-time, nonrecurring measurement that is not subject to re-measurement over the life of the UPO (see Notes 2 and 7).

Net Income (Loss) Per Share

Prior to the Merger on February 22, 2018, net income (loss) per share was computed using the two-class method. The change in the Company’s capital structure as a result of the Merger and reverse capitalization during 2018 has eliminated the need for a two-class method earnings per share calculation.

The historical number of outstanding shares of C1 common stock have been adjusted to retroactively reflect the effect of the Merger and the historical net income (loss) per share has been adjusted to give effect to this retroactive adjustment (see Note 2—Business Combination/Merger and Note 8—Net Income (Loss) per Share).

Post-Merger, basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, and the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued. The contingently issuable shares of common stock pertain to those shares to be issued when the Company meets the Earnings Targets established as part of the Merger Agreement as described in Note 2—Business Combination/Merger.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued yet, and any dilutive equity instruments (warrants and options) that are “in-the- money”. The effect of the contingently issuable shares and dilutive equity instruments are included for the shorter of the date the underlying contracts were in existence to the end of the reporting period or the entire reporting period. However, diluted net loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

The Company would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which it has more than $1.07 billion in annual revenue; the date it qualifies as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by it of more than $1.0 billion in non-convertible debt securities; or December 31, 2022. The Company anticipates that it will cease to be an “emerging growth company” on December 31, 2018.

Recent Accounting Pronouncements

As long as the Company remains an Emerging Growth Company, the Company plans to adopt new accounting standards using the effective dates available for nonpublic entities.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. The amendments in this standard should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not have any impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for accounting for revenue from contracts with customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2018 and interim periods within that fiscal year, with early adoption permitted.

The FASB has issued the following additional ASUs to amend the guidance in ASU 2014-09, all of which have effective dates concurrent with the effective date of ASU 2014-09:

(1)	In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations within the new revenue recognition standard.

(2)	In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which enhances the guidance around identifying performance obligations in customer contracts within the new revenue recognition standard.

(3)	In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients, which provides additional guidance around certain areas of the new revenue recognition standard. These areas include, but are not limited to, assessing the collectability criterion, presentation of sales taxes and accounting for noncash consideration.

(4)	In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides additional guidance around narrow areas of the new revenue recognition standard. These areas include, but are not limited to, contract costs and modifications and remaining performance obligations.

The Company does not intend to early adopt the new revenue recognition guidance. The Company expects to begin evaluating the effect of the revenue recognition ASUs during the second quarter of 2018. The evaluation will include selecting a transition method for these revenue recognition ASUs and determining the effect that the updated standards will have on the historical and future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard has an effective date for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not currently intend to early adopt the new leasing guidance and, therefore, ASU 2016-02 will be effective for us for the year ending December 31, 2020. If the Company loses emerging growth company status in 2018, the standard will be effective for the Company for the year ending December 31, 2019. The Company has not yet begun to evaluate the effect of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments, to address diversity in practice regarding the presentation of eight specific cash flow situations. These situations include, but are not limited to, debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination. The standard has an effective date for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business and add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard has an effective date for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

2. Business Combination/Merger

On February 22, 2018, C1 consummated its business combination/merger with Forum pursuant to the terms of the Merger Agreement. The following Transactions occurred shortly before the Merger:

•	Holders of 16,940,909 shares of Forum common stock sold in its IPO in April 2017 exercised their rights to redeem those shares for cash at a price of $10.15 per share, for an aggregate of approximately $172 million (the “Redemption”). The per share conversion price of approximately $10.15 for holders of public shares electing Redemption was paid out of Forum’s trust account.

•	Subscription agreements entered into in connection with the Merger Agreement resulted in the issuance of 16,459,375 shares of common stock to private investors for an aggregate cash purchase price of $131,675,000 (the “PIPE Investment”). An additional subscription agreement had been entered into with one of the private investors for 1,500,000 shares for $12,000,000 (the “Deferred PIPE”) for which payment is due upon the Company’s completion of an effective registration statement that registers all of the shares issued in the PIPE for resale. See Note 16—Subsequent Events for discussion of issuance of the Deferred PIPE common shares for the Deferred PIPE and the corresponding additional payments to C1 Securityholders.

The following Transactions occurred simultaneously with the Merger which took place on February 22, 2018 (the “Closing”):

•	The remaining 309,091 Forum shares that were subject to Redemption, but not redeemed, and the 1,725,000 shares pertaining to the 17,250,000 Public Rights outstanding that had been issued as part of the Units sold in the IPO, were converted to ConvergeOne common shares on a one-for-one-basis. The 8,625,000 Public Warrants issued as part of the Units in the IPO continue in existence post-Merger and represent the right to purchase shares of ConvergeOne common stock (see Note 7—Stockholders’ Equity (Deficit)).

•	All outstanding C1 Securities, which included 89,766,294 shares of Class A common stock, 14,830,683 shares of Class B common stock and 1,527,597 outstanding stock options, were immediately vested, canceled, and exchanged for a combination of new shares of ConvergeOne common stock and cash. The C1 Securities aggregated to 106,124,574 and were exchanged for 47,124,494 common shares of ConvergeOne (the “Merger Exchange Ratio”) and cash consideration (see below). Approximately 10,000 of the new shares were immediately forfeited by the C1 Securityholders for the payment of income taxes.

•	The C1 Securityholders are entitled to additional consideration in a combination of cash and shares of ConvergeOne common stock (collectively, “Earnout Consideration”), if the Earnout Targets, as defined in the Merger Agreement, are met. See Earnout Consideration Payments discussion below. Additionally, the C1 Securityholders are entitled to additional cash consideration after the $12 million Deferred PIPE is paid by the private investor.

•	Forum’s primary underwriter, EBC and its designees, collectively owned 172,500 shares of Forum common stock and a UPO to purchase up to a total of 1,125,000 Units exercisable at $10.00 per Unit. These outstanding shares were converted to ConvergeOne common stock on a one-for-one basis upon the Closing of the Merger. The UPO continues to exist post-Merger with the same terms and the underlying shares that would be issued upon exercise of the UPO and associated warrants pertain to ConvergeOne common stock (see Note 7).

•	The Forum founders (“the Sponsor”) had previously entered into a Sponsor Earnout Letter and Amendment to Escrow Agreement, which among other things, resulted in immediate forfeiture of 1,078,125 shares of Class F common stock and subjected 2,156,250 of their remaining Class F common shares to future forfeiture (“Sponsor Earnout Shares”) if the C1 Securityholder Earnout Targets are not met (see Note 7). The remaining 1,078,125 shares of Class F common stock, combined with the 622,500 shares of Class A common stock purchased by the Forum founders during the IPO (that were not subject to Redemption), along with the immediate conversion of the Sponsor’s Private Rights from the IPO to 62,250 common shares, resulted in a total of 3,919,125 common shares held by the Sponsor upon completion of the Merger transactions. All of the Sponsor’s shares were converted to ConvergeOne shares on a one-for-one basis. The 311,250 Private Warrants issued to the Sponsor as part of the Units it purchased in the IPO continue in existence post-Merger and represent the right to purchase shares of ConvergeOne common stock (see Note 7).

•	Immediately after giving effect to the Transactions described above (including the redemptions, forfeiture of some of the Forum common stock immediately prior to the Closing, the issuance of 47.1 million shares to the C1 Securityholders for the stock component of their consideration, and the issuance of 16.5 million shares of common stock to the PIPE investors), there were approximately 69.7 million shares of ConvergeOne common stock issued and outstanding, warrants to purchase approximately 8.9 million shares of common stock of ConvergeOne issued and outstanding, and a unit purchase option outstanding for the purchase of 1,125,000 Units of ConvergeOne common stock (that would result in the issuance of 1,237,500 total shares of ConvergeOne common stock, including the corresponding Rights, plus a warrant for the purchase of 562,500 additional shares of common stock at $11.50 per share) (see Note 7).

•	The registration rights agreement was amended (see Note 7).

•	Transaction expenses, net of tax, of $30,587,000, have been recorded as a cost of equity for the legal acquirer’s transaction costs, PIPE related costs, and our costs related to effectuating the reverse recapitalization which is an equity transaction.

•	Upon the Closing, the Rights and Units ceased trading, and ConvergeOne’s common stock and warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the symbols “CVON” and “CVONW,” respectively. Additionally, the C1 Class A common stock and Class B common stock ceased to exist.

•	As of the Closing, entities affiliated with Clearlake beneficially owned approximately 54.7% of ConvergeOne’s outstanding shares of common stock and the former Forum securityholders collectively beneficially owned approximately 8.8% of ConvergeOne’s outstanding shares. As a result, ConvergeOne is a “controlled company” within the meaning of the Nasdaq listing rules.

The following is a summary of the reverse recapitalization, as recorded in the condensed consolidated statement of stockholders’ equity (deficit):

	Cash	Noncash	Total
Proceeds from Forum cash, including proceeds from PIPE	$135,335	$—	$135,335
Payment made to C1 Security holders in exchange for all of their C1 Securities	(170,654)	—	(170,654)
Reverse recapitalization expenses, net of tax	(19,582)	(11,005)	(30,587)
Assumption of Forum liabilities	—	(317)	(317)

	$(54,901)	$(11,322)	$(66,223)

C1 provided cash towards the payment to the C1 Securityholders	$35,240	$—	$35,240

Earnout Consideration Payments

Subject to terms and conditions set forth in the Merger Agreement, the former C1 Securityholders have the contingent right to receive the Earnout Consideration (as defined in the Merger Agreement), based on specific Earnout Target measurements for 2018, 2019 and 2020 (“Earnout Targets”). The key terms pertaining to the Earnout Consideration are as follows:

(1)	The amounts that can be earned for each Earnout Target consist of $33 million of cash (“Earnout Cash Payment”) and 3,300,000 ConvergeOne common shares, less Sponsor Earnout Shares of 718,750 that vest each time an Earnout Target is met (see Note 7) which results in 2,581,250 common shares for each Earnout Target measurement met (“Earnout Stock Payment”), collectively a “Regular Earnout Payment”.

(2)	“Measurement Dates” are the last calendar day of each fiscal quarter beginning with the first fiscal quarter ending after the Closing of the Merger. The “Earnout Period” is the period from the Closing of the Merger to December 31, 2020.

(3)	The Earnout Targets to be met, which are calculated using a trailing twelve months methodology are as follows:

a.	Earnout EBITDA (as defined in, and calculated in accordance with, the Merger Agreement and measured at any applicable Measurement Date occurring within calendar year 2018) exceeds $144,000,000 (the “2018 Target”);

b.	Earnout EBITDA (as defined in, and calculated in accordance with, the Merger Agreement and measured at any applicable Measurement Date occurring within calendar year 2019) exceeds $155,000,000 (the “2019 Target”); or

c.	Earnout EBITDA (as defined in, and calculated in accordance with, the Merger Agreement and measured at any applicable Measurement Date occurring within calendar year 2020) exceeds $165,000,000 (the “2020 Target”).

See discussion below on the 2019 and 2020 Earnout Targets being accelerated under certain circumstances (that is, measured during earlier periods than the years ending December 31, 2019 and 2020).

(4)	In the event that at the time payment of an Earnout Cash Payment is due, such Earnout Cash Payment is an amount that would exceed either (i) the amount of cash available to the Company that is permitted to be distributed and paid without breaching the terms of any agreement related to indebtedness (“Permitted Agreement Payment Amount”) or (ii) the amount that could be paid without exceeding a permitted leverage measurement as set forth in the Merger Agreement (“Permitted Leverage Payment Amount”), the “Permitted Cash Payment” would be the lesser of the two amounts.

Clearlake has the right to direct the Company to do either of the following with regard to the corresponding shortfall between the Permitted Cash Payment Amount and the Earnout Cash Payment that has been earned (“Permitted Cash Payment Shortfall” or “Cash Shortfall”): (i) pay the Cash Shortfall through the issuance of additional shares of common stock with an equivalent value equal to the Cash Shortfall, valued based on a twenty day trading period as defined in the Merger Agreement (“Earnout Cash Payment Shortfall Parent Shares” or “Shortfall Shares”) or (ii) provide notice to the Company that it elects to defer payment of the Cash Shortfall until the following Measurement Date. Clearlake shall have the option on each succeeding Measurement Date until the end of the Earnout Period to elect to be paid the applicable Shortfall Shares in full satisfaction of the Cash Shortfall or continue to defer payment. At the end of the Earnout Period, in the event that the Company has not paid a Cash Shortfall to the former C1 Securityholders, such Cash Shortfall shall automatically be converted into a right for the former C1 Securityholders to receive Shortfall Shares.

(5)	In the event that the Earnout EBITDA (as measured using the methodology set forth in the Merger Agreement) on any Measurement Date occurring within:

i.	The 2018 calendar year is in excess of the Earnout Target for a subsequent Earnout Year, then the Earnout Target for such subsequent Earnout Year shall also be deemed to have been achieved for such subsequent Earnout Year and the payment of the Regular Earnout Payment for such subsequent Earnout Year shall be accelerated and paid at the same time that the Regular Earnout Payment for the 2018 calendar year is paid or

ii.	The 2019 calendar year is in excess of the 2020 Earnout Target, then the 2020 Earnout Target for the 2020 calendar year shall also be deemed to have been achieved for the 2020 calendar year and the payment of the Regular Earnout Payment for the 2020 calendar year shall be accelerated and paid at the same time that the Regular Earnout Payment for the 2019 calendar year is paid, provided that

iii.	The accelerated Regular Earnout Payments (“Accelerated Earnout Payment”) shall be subject to the determination of the maximum amount of Permitted Cash Payment as described above.

(6)	In the event that the applicable Earnout Target is not met for any Earnout Year, the former C1 Securityholders shall not be entitled to receive the Regular Earnout Payment for such Earnout Year; however, the C1 Securityholders will be entitled to receive a Catchup Earnout Payment (as defined in the Merger Agreement) and/or an Accelerated Earnout Payment (as defined in the Merger Agreement) upon satisfaction of certain terms and conditions. In the event that during the Earnout Period there is a Change of Control (as defined in the Merger Agreement), then any Regular Earnout Payments that have not previously been paid (whether or not previously earned) to the C1 Securityholders shall be deemed earned and due to the C1 Securityholders upon such Change of Control.

(7)	The holders of C1 stock options that were accelerated as part of the Merger transactions are entitled to their respective pro rata share of the Earnout Consideration if they are an employee, director, or consultant to the Company at the time such installment is paid or issued.

Each Earnout Payment otherwise payable to the former C1 Securityholders, under any circumstances, will be reduced by the amount of the Sponsor Earnout Shares that become vested in connection with an Earnout Payment by directly reducing each Earnout Stock Payment by the amount of the Sponsor Earnout Shares that have become vested.

The allocation of total merger consideration as between the cash consideration and common stock payable to the former C1 Securityholders shall be adjusted, by decreasing the cash consideration and correspondingly increasing the portion of total merger consideration paid in common stock, if and to the extent necessary to ensure that the former C1 Securityholders receive sufficient common stock such that, when aggregated with common stock previously paid as total merger consideration to the former C1 Securityholders, the amount of common stock is not less than the minimum amount of common stock necessary to satisfy the requirements for qualification as a reorganization under Section 368(a)(1)(A) of the Internal Revenue Code.

Earnout Consideration Measurement as of March 31, 2018

Management believes the Company’s calculations of Earnout EBITDA, made in accordance with the terms of the Merger Agreement, indicate that the thresholds for the Earnings Targets for 2018 and 2019 have been met as of March 31, 2018. Although a final determination will not be made until a formal review and approval process has been completed with the parties to the agreement, for accounting purposes it is considered probable that the calculations will be approved and the Earnings Targets for those two years construed to be officially met. Based on the terms of the Merger Agreement, in connection with meeting two of the three Earnings Targets, the former C1 Securityholders are entitled to receive an aggregate of $66 million in cash and 5,162,500 newly issued shares of common stock. Additionally, two thirds of the Sponsor Earnout Shares, or 1,437,500 shares, which were subject to forfeiture, would vest and immediately become a participating security.

It is expected that the aggregate Stock Earnout Payments of 5,162,500 shares would be issued shortly after the approval process is completed. However, as noted above, payment of the Cash Earnout Payments are subject to limitations, as defined in the Merger Agreement, and management believes that as of the March 31, 2018 Measurement Date, that there may be a Cash Shortfall for the entire $66 million. As a result, after the approval process is completed, Clearlake would need to determine whether the Company would pay the Cash Shortfall through the issuance of additional shares of common stock with an equivalent value or defer a decision on the Cash Shortfall until the next quarterly Measurement Date. As of March 31, 2018, a liability of $66,000,000 has been recorded and a determination made that approximately 7.5 million shares currently represent the equivalent value of $66 million, based on the terms of the Merger Agreement.

The fair value of the Stock Earnout Payments that are to be made to both the former C1 shareholders and the former C1 option holders and the fair value of the Sponsor Earnout Shares that vested when the two Earnings Targets were deemed probable to be met is $60,984,000 as of the March 31, 2018 Measurement Date. This has been recorded as an equity transaction during the period ended March 31, 2018.

A portion of the total Earnout Consideration is payable to the former C1 option holders, who must continue to be employed by the Company as of the payment date in order to receive their pro rata share of the Earnout Consideration. Management has accrued for the compensation expense related to the pro rata portion of the Earnout Consideration that is expected to be given to the option holders. The compensation was measured using the provisions set forth in the Merger Agreement which aggregated to approximately $1.5 million, all of which was recorded during the three months ended March 31, 2018.

The total Earnout Consideration that was recognized as of the first Measurement Date is $126,894,000, which includes the $1.5 million for the former C1 option holders. The net amount of $125,441,000 is treated as a reduction to net income, when computing net income (loss) available to common shareholder for earnings per share purposes. See Note 8.

The shares to be issued in connection with the Earnout provisions represent contingently issuable shares which for earnings per share purposes are included in weighted average shares outstanding when it appears that there are no further contingences to be resolved. These shares have been factored into the earnings per share calculations for the period ended March 31, 2018.

3.	Business Acquisitions

Acquisitions were accounted for as business combinations and the assets acquired and liabilities assumed were recognized based on the estimated fair values at the acquisition date as determined by the Company’s management, using information currently available and current assumptions as to projections of future events and operating performance, and consideration of market conditions.

Arrow Systems Integration, Inc.

On March 1, 2018, the Company, through its subsidiary ConvergeOne, acquired Arrow Systems Integration, Inc. (“ASI”) for cash consideration of $30,642,000. During the three months ended March 31, 2018, the Company incurred transaction costs of $484,000 related to the acquisition and included the amount in transaction costs on the condensed consolidated statements of operations.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The fair value of the net assets acquired was approximately $46,700,000. The excess of the aggregate fair value of the net assets acquired of $16,058,000 has been accounted for as a gain on bargain purchase in accordance with Accounting Standards Codification (“ASC”) 805 and included in preliminary bargain purchase gain on the consolidated statement of operations for the three months ended March 31, 2018. The bargain purchase gain is due to the seller divesting a non-core asset from its overall business. The Company acquired a significant income tax benefit pertaining to a goodwill write-off.

The acquisition fair value measurement is preliminary and subject to completion of the valuation of ASI and further management reviews and assessments of the preliminary fair value of the assets acquired and liabilities assumed. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed (in thousands) of

ASI acquired on March 1, 2018:

Assets Acquired:
Cash	$716
Trade accounts receivable	64,426
Inventories	2,635
Prepaid expenses	1,752
Deferred customer support contract costs	11,743
Property and equipment	337
Customer relationships	9,000
Deferred income taxes	5,171
Noncompetition agreements	300

Total assets acquired	96,080

Liabilities Assumed:
Accounts payable and accrued expenses	(24,963)
Deferred revenue	(24,417)

Total liabilities assumed	(49,380)

Net assets acquired	$46,700

Purchase Price	30,642

Preliminary bargain purchase gain	$16,058

Since the acquisition date of March 1, 2018, $23,880,000 of revenue and $15,818,000 of net income (inclusive of preliminary acquisition gain) are included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018.

The fair value of accounts receivable was adjusted for approximately $3,263,000 for amounts not expected to be collected.

Annese & Associates, Inc.

On July 14, 2017, the Company, through its subsidiary ConvergeOne, acquired Annese & Associates, Inc. (“Annese”) for cash consideration of $24,483,000 plus additional consideration of up to $4,000,000, contingent upon the achievement of certain gross profit targets for the twelve months ending June 30, 2018.

The Company estimated the fair value of the contingent consideration to be approximately $956,000 at December 31, 2017, based upon current assumptions as to projections of future events and operating performance, and consideration of market conditions. As of March 31, 2018, the fair value of contingent consideration is $370,000 and is included in accrued other liabilities in the condensed consolidated balance sheet. The change in the fair value of the contingent consideration of $586,000 for the three months ended March 31, 2018 is included in the condensed consolidated statement of operations. Payment of the additional consideration, if any, is due during the third quarter of 2018.

Unaudited Pro-Forma Information

Following are the supplemental consolidated results of the Company on an unaudited pro forma basis, as if the acquisition of ASI had been consummated on January 1, 2017. The pro forma results presented below show the impact of acquisition-related costs as well as the increase in interest expense related to acquisition-related debt.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Revenue	$339,182	$274,918
Net income (loss)	9,899	(3,663)
Net income (loss) per share - basic and diluted	0.19	(0.09)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. Pro forma net income (loss) does not take into effect the impact of the earnout consideration for net income (loss) per share calculations. The weighted-average shares outstanding used to calculate pro forma net income (loss) per share were retroactively adjusted to reflect the Merger Exchange Ratio as described in Notes 2 and 7. These pro forma results are not the results that would have been realized had the Company been a combined company during the periods presented and are not necessarily indicative of consolidated results of operations in future periods.

4. Trade Accounts Receivable

The following is a roll forward of our allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2018	2017
Balance at beginning of period	$1,480	$1,024
Amounts expensed (recovered)	(50)	1,006
Deductions(1)	(34)	(550)

Balance at end of period	$1,396	$1,480

(1)	Deductions include actual accounts written off, net of recoveries.

5. Goodwill and Finite-Life Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2017	$331,456
Other	1,305

Balance as of March 31, 2018	$332,761

During the three months ended March 31, 2018, goodwill increased by $1,305,000 associated primarily with an adjustment of deferred income taxes.

Finite-life Intangibles

In connection with business acquisitions the Company acquired certain customer relationships, trademarks, noncompetition agreements, and internally developed software. The Company’s management determined, based upon information available at the time of acquisition and on certain assumptions as to future operations and market considerations, the values of the finite-life intangibles as follows: trademarks, using the relief from royalty method; and customer relationships, noncompetition agreements and internally developed software using, in part, a discounted cash flow method. The amortization periods were estimated by management, considering both the economic and legal lives, as well as the expected period of benefit.

Finite-life intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Customer relationships	$217,451	$208,451
Trademarks	38,546	38,546
Noncompetition agreements	6,541	6,241
Internally developed software	541	541

	263,079	253,779
Less accumulated amortization	(88,869)	(80,137)

Finite-life intangibles, net	$174,210	$173,642

During the three months ended March 31, 2018 and 2017, aggregate amortization expense was $8,732,000 and $5,629,000, respectively. Based on the recorded intangible assets at March 31, 2018, estimated amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$27,617
2019	36,395
2020	32,999
2021	29,922
2022	25,509
2023 and thereafter	21,768

Total	$174,210

6. Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Revolving line-of-credit	$90,000	$20,000
Term loan facility	560,912	562,325

Total long-term debt	650,912	582,325
Less unamortized original issue discount	(4,444)	(5,623)
Less unamortized deferred financing costs	(5,539)	(4,626)

Total long-term debt, net of debt issuance costs	640,929	572,076
Less current maturities	(5,652)	(5,652)

Long-term debt, net	$635,277	$566,424

June 2017 Credit Facilities

Senior Secured Term Loan

On June 20, 2017, ConvergeOne Holdings Corp. (“Holdings”) and the Company’s subsidiary, and direct corporate parent of Holdings, C1 Intermediate Corp. (“Intermediate”) entered into a Term Loan Agreement (the “Term Loan Agreement”) with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent. The Term Loan Agreement provides for senior secured term loans in the aggregate principal amount of $430,000,000 (the “Term Loans”). A portion of the proceeds of the Term Loans were used to repay the existing credit facilities and to pay debt issuance costs. The remaining proceeds will be used for working capital needs and general corporate purposes.

Principal installments in the amount of $1,413,000 are due on the last business day of each quarter, commencing September 30, 2017, with the remaining outstanding principal amount to be paid on its maturity date of June 20, 2024.

The obligations under the Term Loan Agreement are unconditionally and irrevocably guaranteed by Intermediate and certain restricted subsidiaries of Holdings. In addition, the obligations under the Term Loan Agreement are secured by a first priority lien on substantially all assets of Holdings and each guarantor, except for the assets secured by a first priority lien under the Revolving Loan Credit Agreement discussed below, on which the Company has granted a second priority lien to secure the obligations under the Term Loan Agreement. In connection with the Term Loan Agreement, Intermediate, Holdings and its restricted subsidiaries are subject to various restrictive covenants, including, among other things, restrictions on dividends. In January 2018, the Term Loan Agreement was amended to further define restricted payments and other terms in connection with the proposed Merger with Forum. Prepayments of principal are required under the agreement based upon a calculation of excess cash flows commencing with the year ending December 31, 2018.

The Company is permitted to repay outstanding Term Loans at any time without premium or penalty, unless such payment is made prior to June 20, 2018 in connection with a repricing transaction as described in the Term Loan Agreement, in which case the Company is required to pay a premium of 1% of the Term Loans so prepaid.

The Term Loans bear interest at 3.75% above the alternate base rate or 4.75% above the Eurodollar rate as described in the agreement. Interest on the Eurodollar rate Term Loans is payable on the last day of the Interest Period, as defined in the Term Loan Agreement, and interest on alternate base rate Term Loans is payable on the last day of each quarter. Borrowings under the Term Loans had an interest rate of 6.63% at March 31, 2018.

The Company incurred financing transaction costs of approximately $4,778,000 and an original issue discount of $4,300,000 related to the Term Loan Agreement which the Company will amortize over the term of the credit agreement.

In July 2017, Holdings borrowed an additional $75,000,000 of term loans under an incremental amendment to the Term Loan Agreement, which loans are part of the same class of, and on the same terms as, the initial Term Loans. Proceeds from the incremental amendment were used for the acquisitions of Annese and SPS Holdco, LLC (“SPS”).

In October 2017, Holdings borrowed an additional $60,000,000 of term loans under an incremental amendment to the Term Loan Agreement, which loans are part of the same class of, and on the same terms as, the initial Term Loans. Proceeds from the incremental amendment were used to acquire AOS, Inc. (“AOS”).

The Company incurred financing transaction costs of approximately $2,208,000 and an original issue discount of $713,000 related to the incremental term loan joinder agreements. The Company expensed $1,793,000 of direct issuance costs incurred within interest expense on the consolidated statement of operations and will amortize $1,128,000 over the remaining term of the credit agreement.

Senior Secured Revolving Loan Facility

On June 20, 2017, Holdings and Intermediate entered into a Revolving Loan Credit Agreement (the “Revolver Agreement”) with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as the administrative agent and collateral agent and as Floorplan Funding Agent. The Revolver Agreement provides a senior secured revolving loan facility of $150,000,000 aggregate principal amount of revolving loans and amends and restates the existing floorplan agreement with Wells Fargo in order to extend credit in the form of a floorplan subfacility. The Revolver Agreement matures on June 20, 2022.

The obligations under the Revolver Agreement are unconditionally and irrevocably guaranteed by Intermediate and certain restricted subsidiaries of Holdings. The obligations under the Revolver Agreement are secured by a first priority lien on the receivable accounts, inventory, and deposit and securities accounts, and a second priority lien on substantially all of the other assets of Holdings and each guarantor. The aggregate principal amount of the revolving loans and floorplan advances is limited to a Borrowing Base as defined by the Revolver Agreement, reduced by outstanding letters of credit. Mandatory prepayments are required in the event that the sum of the outstanding principal amount of the revolving loans, letter of credit and floorplan advances exceeds the less of (i) the aggregate revolving commitments of $150,000,000 or (ii) the Borrowing Base, in an amount equal to the excess.

On February 13, 2018, the Company amended the Revolver Agreement to increase the aggregate revolving commitments from $150,000,000 to $200,000,000 and incurred financing transaction costs of $175,000 which the Company will amortize over the remaining term of the agreement.

The Revolver Agreement contains a number of covenants including, among other things, requirements to maintain certain financial ratios and restrictions on dividends. If the Revolving Exposure, as described in the Revolver Agreement, exceeds the lesser of the revolving loan commitments or the borrowing base, the Revolver Agreement requires the Company to prepay outstanding Revolving Loans in an aggregate amount equal to such excess. The Company is permitted to repay outstanding Revolving Loans at any time without premium or penalty.

Borrowings under the Revolver Agreement bear interest at rates ranging from 0.25% to 0.75% above the alternate base rate or from 1.25% to 1.75% above the Eurodollar rate as described in the Revolver Agreement, in each case based on availability under the Revolver Agreement as of such interest payment date. A commitment fee equal to 0.250% or 0.375% per annum (based on availability under the Revolver Agreement) times the average daily unused amount of the available revolving commitments is payable on the last day of each quarter.

At March 31, 2018, the Borrowing Base was $200,000,000. There were no letters of credit outstanding, the outstanding balance on the revolver was $90,000,000 and the outstanding floorplan balance was $36,459,000; therefore, the maximum borrowing available was $73,541,000 at March 31, 2018.

Floor Planning Facilities

On June 20, 2017, concurrent with entering into the Revolver Agreement, the Company amended and restated its existing floor planning facilities with Wells Fargo to extend credit in the form of floorplan advances up to an aggregate principal amount of $150,000,000. If advances under the agreement are not paid within 60 days or by the end of the free flooring period (which ranges from 45-90 days), the floorplan advance automatically converts to a revolving loan subject to terms under the Revolver Agreement.

Concurrent with the amendment to the Revolver Agreement on February 13, 2018, the aggregate principal amount of floor plan advances credit limit increased from $150,000,000 to $200,000,000.

The outstanding balance of floorplan advances at March 31, 2018 was $36,459,000 and is included in accounts payable on the condensed consolidated balance sheet.

Debt Issuance Costs

The Company amortizes original issue discount and deferred financing costs (debt issuance cost) using the effective interest method over the life of the related instrument, and such amortization is included in interest expense in the consolidated statements of operations.

Debt issuance costs are as follows (in thousands):

	Revolving
	Line of Credit	Term Loan	Total
Balance as of December 31, 2017	$829	$9,420	$10,249
Additions	175	—	175
Amortization	(53)	(388)	(441)

Balance as of March 31, 2018	$951	$9,032	$9,983

Long-term Debt Maturities

The approximate future principal payments on long-term debt at March 31, 2018, are as follows (in thousands):

Years Ending December 31,	Debt
Remainder of 2018	$4,239
2019	5,652
2020	5,652
2021	5,652
2022	5,652
2023 and thereafter	534,065

Total	560,912
Revolving line-of-credit	90,000
Less unamortized debt issuance costs	(9,983)

Total debt	$640,929

7. Stockholders’ Equity (Deficit)

Prior to the Merger

C1

Prior to the Merger, C1 had two classes of common stock authorized, Class A and Class B which had differing rights. Class B common shares were subject to vesting.

As part of the Merger transactions, all of the outstanding shares of C1 Class A and Class B common stock were exchanged for new shares of ConvergeOne common stock using a Merger Exchange Ratio that was the same for both classes of common stock (see Note 2—Business Combination/Merger).

At December 31, 2017, there were 89,766,294 and 14,830,683 shares of Class A and Class B common shares, respectively, issued and outstanding. In the Company’s consolidated statement of stockholders’ equity (deficit), these amounts have been retroactively adjusted to 39,860,610 and 6,585,546, respectively, to reflect the Merger Exchange Ratio. All outstanding C1 Securities, including the C1 stock options, were immediately vested, canceled, and exchanged for a combination of new shares of ConvergeOne common stock and cash. The C1 Securities aggregated to 106,124,574 and were exchanged for 47,124,494 common shares of ConvergeOne and cash consideration of approximately $170,600,000. Approximately 10,000 of the newly issued shares were immediately forfeited by C1 Securityholders for the payment of income taxes.

Both classes of C1 common stock ceased to exist upon completion of the Merger.

Forum

Prior to the Merger, Forum had two classes of common stock authorized, Class A and Class F which had differing rights. As discussed below and in Note 2, all of the outstanding shares of Class A and Class F common stock remaining (after various Merger related transactions were consummated) were converted into shares of ConvergeOne common stock.

Both classes of Forum common stock ceased to exist upon completion of the Merger.

2014 Equity Incentive Plan

Prior to the Merger, C1 issued equity awards for compensation purposes to employees, directors and consultants under the Company’s 2014 Equity Incentive Plan. Stock-based compensation expense was computed based on the grant date fair values of those awards and periodic re-measurement to current fair value was done each reporting period for one non-employee stock award. The fair value of the stock awards was amortized as compensation expense over the corresponding vesting periods until the awards were fully vested.

All outstanding stock awards were accelerated and vested in full just prior to the Closing of the Merger, which resulted in a modification to the vesting terms of the Company’s stock awards. A portion of the modified stock awards were subject to re-measurement to current fair value, as a direct result of the modification, which resulted in an incremental $583,000 of fair value to be recorded as stock-based compensation expense over the life of the awards. All of the Company’s stock awards were immediately fully vested, canceled and exchanged for cash and shares of common stock upon completion of the Merger. As a result, the full amount of previously unrecognized stock-based compensation expense of $4,842,000, including the incremental $583,000, was recognized in full during the three months ended March 31, 2018.

No further awards will be made pursuant to the 2014 Equity Incentive Plan.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 10,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of our common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock are currently outstanding, and we have no present plan to issue any shares of preferred stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.0001 par value per share.

Voting Power

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders.

Dividends

Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. An exception to this pertains to the Sponsor Earnout Shares, which do not participate in dividend rights until vested.

Liquidation, Dissolution and Winding Up

In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all of the Company’s assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock have been satisfied.

Preemptive or Other Rights

There are no sinking fund provisions applicable to the common stock.

Sponsor Earnout Shares

Prior to the Merger

On December 28, 2016, Forum issued an aggregate of 3,593,750 of its Class F Common Stock to its Founders for an aggregate purchase price of $25,000 (the “Founders Shares”). On April 6, 2017, Forum effectuated a 1.2-for-1 stock dividend of its Class F Common Stock resulting in an aggregate of 4,312,500 Founders Shares outstanding. The Founders Shares automatically converted into shares of common stock upon the consummation of the Merger.

Simultaneously with the Forum IPO, the Sponsor purchased an aggregate of 555,000 Units in a private placement (the “Placement Units”) at a price of $10.00 per unit (or an aggregate purchase price of $5,550,000). In addition, on April 18, 2017, Forum consummated the sale of an additional 67,500 Placement Units at a price of $10.00 per unit, which were purchased by the Sponsor, generating gross proceeds of $675,000. Each Placement Unit consisted of one Placement Share, one Placement Right and one-half of one Placement Warrant (“Private Warrant”). The proceeds from the Placement Units were added to the proceeds from the Forum IPO held in the trust account of Forum.

The Placement Units were identical to the Units sold in the Forum IPO except that the Placement Warrants (i) are not redeemable by Forum and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees.

Just prior to the Merger, the Founders owned 4,312,500 shares of Class F common stock, 622,500 shares of Class A common stock, Rights to 62,250 additional shares of Class A common stock, and warrants for the purchase of 311,250 shares of Class A common stock at $11.50 per share.

Merger

As part of the Merger Agreement, the Sponsor entered into a letter agreement on November 30, 2017 (the “Sponsor Earnout Letter”), with Forum, C1, and other parties whereby the Sponsor agreed that effective upon the Closing, with respect to the Founder Shares owned by the Sponsor, the Sponsor would (a) forfeit 1,078,125 of the Founder Shares and (b) subject 2,156,250 of the Founder Shares (the “Sponsor Earnout Shares”) to potential forfeiture in the event that the Earnout Payments are not achieved by Company Securityholders (see Note 2). Subject to certain limited exceptions, the Sponsor Earnout Shares will be subject to lock-up from the Closing until 180 days thereafter; provided that if the volume-weighted average price of Forum Common Shares for 15 trading days is at least $12.50 per share, then 25% of the Sponsor Earnout Shares will be released from escrow immediately (but still subject to the vesting requirements under the Sponsor Earnout Letter).

The Sponsor Earnout Shares will either (1) be forfeited if the C1 Earnings Targets are not met or (2) vest if the C1 Earnings Targets are met. The Earnout Targets are described in detail in Note 2. One-third of the Sponsor Earnout Shares, 718,750 shares, will become vested for each of the three Earnout Targets. The Sponsor Earnout Shares will convert to participating shares when vesting occurs. If the Earnings Targets are not met, the corresponding Sponsor Earnout Shares will be forfeited by the Sponsor.

All of the Sponsor’s shares, including the 62,250 shares issued as part of the Rights, were converted into shares of ConvergeOne common shares on a one-for-one basis. The 311,250 Private Warrants issued to the Sponsor as part of the Units it purchased in the IPO continue in existence post-Merger and represent the right to purchase shares of ConvergeOne common stock under the same terms and conditions as originally issued.

Post-Merger

Upon completion of the Merger, the Sponsor distributed 3,919,125 shares of ConvergeOne common stock to its members, including the 2,156,250 Sponsor Earnout Shares which are treated as issued and outstanding. The Sponsor Earnout Shares are not considered participating for dividend purposes and net income per share calculations until released from forfeiture restrictions upon achievement of the Earnout Targets (“vested”). The Sponsor is not providing any post-Merger services and once the shares are vested they are included in weighted-average shares outstanding for net income per share computations. Additionally, the Sponsor distributed to its members Private Warrants for the purchase of 311,250 shares of ConvergeOne common stock at $11.50 per share. As of March 31, 2018, the Sponsor did not hold any shares of ConvergeOne common stock or Private Warrants.

Warrants to Purchase Common Stock

At March 31, 2018, there were a total of 8,936,250 warrants outstanding consisting of 8,624,999 Public Warrants originally sold as part of Units in the Forum IPO and 311,250 Placement Warrants sold as part of the private placement consummated simultaneously with the Forum IPO. Upon completion of the Merger, these warrants pertain to the purchase of ConvergeOne common stock and the terms and conditions remain the same. At March 31, 2018, the warrants were being listed on the Nasdaq Capital Market.

Warrant Terms

Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on April 12, 2018. Pursuant to the warrant agreement, a warrantholder may exercise such warrants only for a whole number of shares of common stock. This means that only a whole warrant may be exercised at any given time by a warrantholder. No warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 90 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on February 22, 2023, the fifth anniversary of the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The warrants were originally issued in registered form under a warrant agreement between Continental, as warrant agent, and Forum. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval, by written consent or vote, of the holders of at least 50% of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Under the terms of the warrant agreement, the Company agreed to use its best efforts to have declared effective a prospectus relating to the shares of common stock issuable upon exercise of the warrants and keep such prospectus current until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if it does not maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants for cash and the Company will not be required to net cash settle or cash settle the warrant exercise.

Warrant holders may elect to be subject to a restriction on the exercise of their warrants such that an electing warrant holder would not be able to exercise their warrants to the extent that, after giving effect to such exercise, such holder would beneficially own in excess of 9.8% of the shares of common stock outstanding.

No fractional shares will be issued upon exercise of the warrants. If, by reason of any adjustment made pursuant to the warrant agreement, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round up to the nearest whole number the number of shares of common stock to be issued to the warrant holder.

The Company’s Redemption Right

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	At any time during the exercise period;

•	Upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;

•	If, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Public Warrant holders; and

•	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants.

The right to exercise will be forfeited unless the Public Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a Public Warrant will have no further rights except to receive the redemption price for such holder’s Public Warrant upon surrender of such Public Warrant.

The redemption criteria for the Public Warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of a redemption call, the redemption will not cause the share price to drop below the exercise price of the Warrants.

If the Public Warrants are called for redemption as described above, the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

Tender Offer to Purchase Warrants for Cash

On February 26, 2018, the Company initiated a Public Offer to Purchase for cash up to 8,936,250 warrants at a price of $0.95 per Warrant, net to the seller without interest and subject to certain conditions, until March 23, 2018 (the “Tender Offer”). On March 23, 2018, the Company increased the offer price to $1.20 per Warrant and extended the Tender Offer period to April 13, 2018. On April 13, 2018, the Tender Offer period was extended to April 20, 2018.

The Tender Offer expired at 5:00 P.M., New York City time, on April 20, 2018, and a total of 7,581,439 warrants were validly tendered and not withdrawn pursuant to the Tender Offer as of such date. In accordance with the terms of the Tender Offer, the Company purchased all 7,581,439 validly tendered and not withdrawn warrants at a price of $1.20 per warrant for an aggregate purchase price of approximately $9,098,000, which was paid on April 23, 2018.

Immediately following the closing of the Tender Offer, there are 1,354,810 warrants outstanding consisting of 1,091,060 Public Warrants and 263,750 Placement Warrants.

Unit Purchase Option

As part of its IPO, in April 2017 Forum sold to its primary underwriter, EBC and its designees, for $100, a UPO to purchase up to a total of 1,125,000 Units exercisable at $10.00 per Unit. The option represents the right to purchase up to 1,237,500 shares of common stock (which includes 112,500 shares which will be issued for the Rights included in the Units) and warrants to purchase 562,500 shares of common stock at $11.50 per share for an aggregate maximum amount of $6,468,750. Forum accounted for the UPO, inclusive of the receipt of $100 cash payment, as an expense of its IPO resulting in a charge directly to stockholders’ equity.

Upon completion of the Merger, the UPO pertains to the purchase of ConvergeOne common stock and the terms and conditions remain the same.

The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing April 6, 2018 (the first anniversary of the effective date of the registration statement filed in connection with the Forum IPO) and will terminate on April 6, 2022 (the fifth anniversary of the effective date of the registration statement filed in connection with the Forum IPO).

The UPO grants to holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from April 6, 2017 (the effective date of the registration statement filed in connection with the Forum IPO) with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the UPO. EBC and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on April 6, 2017, the effective date of the registration statement filed with the SEC for the Forum IPO. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves.

The exercise price and number of Units issuable upon exercise of the UPO may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the UPO will not be adjusted for issuances of common stock at a price below the Company’s exercise price. The Company has no obligation to net cash settle the exercise of the UPO or the Rights or warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Rights or warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Rights or warrants, the UPO, Rights or warrants, as applicable, will expire worthless.

The underwriters had performed all of their services in April 2017 and thus the fair value measurement of the UPO at the date of issuance by Forum was a one-time, nonrecurring measurement that is not subject to re-measurement over the life of the UPO.

Registration Rights

In April 2017, the Sponsor entered into a registration rights agreement with Forum pursuant to which the Sponsor was granted certain rights relating to the registration of shares of common stock and warrants held by it and its transferees. In February 2018, upon the closing of the Merger, the Company, certain C1 Securityholders, including the Company’s executive officers and Clearlake, and the Sponsor entered into an amended and restated registration rights agreement, pursuant to which such parties hold registration rights with respect to shares of common stock issued as merger consideration under the Merger Agreement, including any Earnout Stock Payments, as well as shares of common stock held by the Sponsor and its transferees, or issuable upon the exercise of warrants by the Sponsor (collectively, the “Registration Rights”). Stockholders holding a majority-in-interest of such registrable securities are entitled to make a written demand for registration under the Securities Act of all or part of their registrable securities. Subject to certain exceptions, such stockholders also have certain “piggy-back” registration rights with respect to registration statements filed by the Company, as well additional rights to provide for registration of registrable securities on Form S-3 and any similar short-form registration statement that may be available at such time. The Company will bear the expenses incurred in connection with the filing of any such registration statements described above.

The Registration Rights do not meet the definition of a registration payment arrangement as there are no terms that require the Company to transfer consideration to the various securityholders if a registration statement is not declared effective or effectiveness is not maintained.

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by the Company’s board of directors and stockholders in February 2018, and became effective upon the Closing of the Merger. The Equity Incentive Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to the Company’s employees, including officers, non-employee directors and consultants. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

The Company has not made any grants since the Closing of the Merger.

2018 Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s board of directors and stockholders in February 2018, and became effective upon the closing of the Merger. The ESPP provides a means by which the Company’s employees may be given an opportunity to purchase shares of the Company’s common stock. The rights to purchase common stock granted under the ESPP are intended to qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code.

No rights have been granted since the closing of the Merger.

Expense

Stock-based compensation expense recognized for equity awards for the three months ended March 31, 2018 and 2017, was $6,386,000 and $233,000, respectively.

The increase in expense for the three months ended March 31, 2018 was the result of recognizing the full amount of unrecognized C1 stock-based compensation expense of $4,842,000 upon the Closing of the Merger on February 22, 2018, including the expense related to the re-measurement of a portion of the C1 stock options just prior to the Closing, and $1,543,000 of deemed compensation expense accrued for the portion of the Earnout Consideration payable to the former C1 option holders (see Note 2). Approximately $850,000 of the $1,543,000 of deemed compensation expense is recorded in the condensed consolidated statement of stockholders’ equity (deficit) and the remainder is recorded in the earnout consideration payable on the condensed consolidated balance sheet.

8.	Net Income (Loss) per Share

Prior to the Merger

Prior to the Merger, C1 had two classes of common stock, Class A and Class B. The Company applied the two-class method of computing net income (loss) per share in which net income (loss) is allocated to the two classes of common stock in the same fashion as dividends are distributed. The holders of the Class A common stock were entitled to receive dividends in preference to the holders of the Class B common stock. After the payment of the Class A preferential dividends, the holders of the Class A and Class B common stock were entitled to share equally, on a per share basis, in all dividends declared by the Board of Directors. As a result of a cash dividend paid in October 2016, the holders of the Class A common stock were no longer entitled to receive any preferential dividends or preferential amounts in the event of any liquidation, dissolution, winding up or change of control transaction. Shares of Class B common stock were considered participating securities subsequent to the dividend payment in October 2016 for computation of net income (loss) per share. However, Class B common stockholders did not participate in a net loss.

In the Company’s consolidated statement of operation for the three months ended March 31, 2017, the Class B common stockholders did not participate in the net loss. There were no Class A dilutive securities for the three months ended March 31, 2017. As a result, diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2017.

For the three months ended March 31, 2017, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding to reflect the Merger Exchange Ratio as described in Notes 2 and 7.

There were no Class A dilutive securities for the period from January 1, 2018 to the Merger date.

Post-Merger

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, and the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued. The contingently issuable shares of common stock pertain to those shares to be issued when the Company meets the Earnings Targets established as part of the Merger Agreement as described in Note 2—Business Combination/Merger.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued yet, and any dilutive equity instruments (warrants and options) that are “in-the- money”. The effect of the contingently issuable shares and dilutive equity instruments are included for the shorter of the date the underlying contracts were in existence to the end of the reporting period or the entire reporting period. However, diluted net loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

For the three months ended March 31, 2018, the Company adjusted the weighted-average number of C1 Class A common shares outstanding from January 1, 2018 to the Merger date of February 22, 2018, to retroactively adjust those share amounts to reflect the Merger Exchange Ratio as described in Notes 2 and 7.

As of March 31, 2018, there were common share equivalents that were evaluated for purposes of including in weighted-average shares outstanding:

New shares of common stock to be issued for Earnout Stock Payments	5,162,500
Sponsor Earnout Shares that vested during the period	1,437,500
Equivalent shares of common stock pertaining to the Earnout Cash Payments	7,531,238

14,131,238

The following is the actual amount of common share equivalents that were excluded from the calculation of diluted net loss per share for the period ended March 31, 2018 as their effect was anti-dilutive:

All of the above common share equivalents from the date of the Merger through the end of the period	5,966,523
Less the effect for one day which was included in weighted average shares—basic and diluted	(73,333)

Incremental additional shares that would have been included if not anti-dilutive	5,893,190

Additionally, all of the Company’s outstanding warrants to purchase common stock and the UPO were excluded from the computation of weighted-average shares outstanding for dilutive purposes during the period ended March 31, 2018, due to the instruments having exercise prices in excess of the market value of the Company’s common stock. These instruments could result in dilution in future periods.

•	There were warrants outstanding for the purchase of 8,936,250 shares of common stock at $11.50 per share at March 31, 2018. After the Company purchased 7,581,439 warrants during April 2018, there are warrants outstanding for the purchase of 1,354,810 shares of common stock.

•	The UPO that is outstanding at March 31, 2018 represents the right to purchase 1,125,000 Units at $10.00 per share, which would result in the issuance of 1,237,500 shares of common stock and warrants for the purchase of 562,500 shares of common stock at $11.50 per share.

The following is a summary of the information used to compute basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Numerator:
Net income (loss)	$8,806	$(3,121)
Earnout consideration	(125,441)	—

Net loss to common shareholders	$(116,635)	$(3,121)

Denominator:
Weighted-average shares outstanding during the period - basic and diluted (1)	51,622,386	39,881,456

Net loss per common share:
Basic and diluted (1)	$(2.26)	$(0.08)

(1)	Share amounts were retroactively adjusted for the reverse recapitalization (see Note 2)

9. Fair Value Measurements

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying value approximates fair value due to the short-term maturities of these instruments.

Contingent consideration resulting from the acquisition of Annese on July 14, 2017, is recorded at fair value of approximately $370,000 as of March 31, 2018. The fair value of the contingent consideration liability was estimated using significant other unobservable inputs (Level 3 of the fair value hierarchy) based upon a risk-adjusted present value of the expected payments by us.

The fair value of the Company’s long-term debt as of March 31, 2018 and December 31, 2017 approximates the carrying value of $650,912,000 and $582,325,000, respectively. The Company uses significant other unobservable inputs to estimate fair value (Level 3 of the fair value hierarchy) of long-term debt based on the present value of future cash flows, interest rates, maturities and collateral requirements available for companies with similar credit ratings.

For certain of the Company’s nonfinancial assets, including goodwill, intangible assets and property and equipment, the Company may be required to assess the fair values of these assets, on a recurring or nonrecurring basis, and record an impairment if the carrying value exceeds the fair value. In determining the fair value of these assets, the Company may use a combination of valuation methods, which include Level 3 inputs. For the periods presented, there were no impairment charges. See Notes 1—Nature of Business and Summary of Significant Accounting Policies and 5—Goodwill and Finite-Life Intangible Assets for additional information regarding the Company’s determination of fair value regarding goodwill and indefinite-lived intangible assets.

In conjunction with the acquisition of ASI discussed in Note 3—Business Acquisitions, the Company used a combination of valuation methods which include Level 3 inputs in determining the fair values of the assets and liabilities acquired as well as the fair value of the consideration transferred.

10. Major Vendors and Economic Dependence

The Company has numerous technology partners whose communication products are purchased and resold. Although the Company purchases from a diverse vendor base, products manufactured by two of our vendors, Avaya Inc. (“Avaya”) and Cisco Systems, Inc., represented 20% and 37%, respectively, of the Company’s technology offerings revenue for the three months ended March 31, 2018, respectively, and 21% and 35%, for the three months ended March 31, 2017, respectively.

The Company has one distributor that supplies a significant portion of its Avaya communication products. At March 31, 2018 and December 31, 2017, the Company owed $28,563,000 and $28,146,000, respectively, to this distributor.

11. Operating Leases

The Company leases office and warehouse space and vehicles under operating lease agreements that expire on various dates through 2026.

Approximate future minimum annual rental commitments under these operating leases as of March 31, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2018	$7,006
2019	6,818
2020	5,505
2021	4,660
2022	3,643
2023 and thereafter	4,673

Total	$32,305

Rent expense was $2,487,000 and $1,118,000 for the three months ended March 31, 2018 and 2017, respectively.

12. Employee Benefit Plans

The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expense during the three months ended March 31, 2018 and 2017 was $1,523,000 and $1,316,000, respectively.

13. Income Taxes

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a permanent reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

Various factors can create volatility in the Company’s quarterly tax provision and quarterly effective income tax rate (after discrete items). Certain factors include permanent tax items, discrete items recognized in the period, as well as the actual amount of income or loss before income taxes.

The Company’s estimated annual effective tax rate (excluding discrete items) for the three months ended March 31, 2018 and 2017 is 32.6% and 50.3%, respectively. The Company’s annual effective tax rate differs from the federal statutory rate due to state taxes and non-deductible permanent items. The decrease in the annual effective tax rate from the prior year is primarily driven by the impact of the decrease in the U.S. corporate income tax rate on income or loss before taxes and non-deductible permanent tax items.

The Company’s effective income tax rate (after discrete items) for the three months ended March 31, 2018 and 2017 is (815.1)% and 47.2%, respectively. The decrease in the effective income tax rate from the prior period is driven by a combination of two factors. One factor is that the Company experienced significant or unusual discrete benefit items of $7.1 million in the current period. These discrete items primarily include a bargain purchase gain that is not recognized for tax purposes and excess tax benefits associated with stock-based compensation payments. The other factor is that, as the Company’s income or loss before taxes is near break-even, the impact of discrete items on the effective tax rate is greater.

Certain of the Company’s historical net operating losses are subject to Internal Revenue Code Section 382 limitations which have been considered in determining the amount of available net operating loss carryforwards. The Company has federal net operating loss carryforwards of $4.3 million that begin to expire in 2031 if not utilized. The Company also has $22.2 million of various state net operating loss carryforwards that begin to expire in 2020 if not utilized.

Uncertain Tax Positions

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company has reviewed its prior year returns and believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk that additional material uncertain tax positions have not been identified is remote.

The Company’s federal income tax returns for the periods ended December 31, 2014 and 2015 are currently under examination by the IRS and it is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months as a result. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. There have been no material changes to the Company’s uncertain tax positions for the three months ended March 31, 2018.

The Company’s federal income tax returns remain open to examination for 2014 through 2016 and certain of the Company’s state income tax returns remain open to examination for 2013 through 2016.

14.	Segment Reporting

Management has concluded that our chief operating decision maker (CODM) consists of both our chief executive officer and chief financial officer. The Company’s CODMs collectively review the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.

Geographic Areas

Sales to customers outside of the United States are not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

Revenue by Technology Market

The following table presents total technology offerings revenue and services revenue by technology market, based on the Company’s internal classification of revenue (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Technology Offerings
Collaboration	$61,104	$43,675
Enterprise Networking, Data Center, Cloud and Security	80,350	44,290

	$141,454	$87,965

Services
Collaboration	$140,291	$78,576
Enterprise Networking, Data Center, Cloud and Security	24,596	16,425

	$164,887	$95,001

Total
Collaboration	$201,395	$122,251
Enterprise Networking, Data Center, Cloud and Security	104,946	60,715

Total	$306,341	$182,966

15. Related-Party Transactions

In June 2014, the Company entered into a Management and Monitoring Services Agreement with Clearlake, pursuant to which Clearlake provided the Company advisory services and received fees and reimbursements of related out-of-pocket expenses.

For the three months ended March 31, 2018 and 2017, the expense under the agreement was $221,000 and $375,000, respectively, of which $375,000 was included in accrued expenses at March 31, 2017. In connection with the Merger, this agreement was terminated.

On August 17, 2017, the Company granted 530,772 options to purchase the Company’s Class B Common Stock to a newly appointed board member. On September 25, 2017, the board member early exercised the options for a total exercise price of $1,805,000 with payment in the form of a Recourse Promissory Note. The note boar interest at 2.6% and was paid in full upon the Closing of the Merger.

16. Subsequent Events

Senior Secured Term Loan

On April 10, 2018, certain of ConvergeOne Holdings, Inc.’s subsidiaries, C1 Intermediate Corp. and C1 Holdings Corp. (f/k/a ConvergeOne Holdings Corp.) entered into a Term Loan Agreement with Credit Suisse AG, Cayman Islands Branch as the administrative agent and collateral agent (the “Term Loan Agreement”). The Term Loan Agreement provides for senior secured term loans in the aggregate principal amount of $670,000,000 (the “Term Loans”). A portion of the proceeds of the Term Loans was used to repay the existing credit facilities including the outstanding indebtedness under the Revolver Agreement of $90,000,000 and to pay debt issuance costs. The remaining proceeds will be used for working capital needs and general corporate purposes. The Company incurred financing transaction costs of approximately $5,255,000 and an original issue discount of $3,700,000 related to the Term Loan Agreement.

The principal installments in the amount of $1,675,000 are due on the last business day of each quarter commencing September 30, 2018, with the remaining outstanding principal amount to be paid on its maturity date of April 10, 2025.

The Term Loan Agreement contains a number of significant restrictive covenants. Such restrictive covenants, among other things, restrict, subject to certain exceptions, our and our restricted subsidiaries’ ability to incur additional indebtedness and make guarantees; create liens on assets; pay dividends and distributions or repurchase their capital stock; make investments, loans and advances, including acquisitions; engage in mergers, consolidations, dissolutions or similar transactions; sell or otherwise dispose of assets, including sale and leaseback transactions; engage in certain transactions with affiliates; enter into certain restrictive agreements; make changes in the nature of their business, fiscal year and organizational documents; make prepayments or amend the terms of certain junior debt; and enter into certain hedging arrangements.

The Term Loan Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including the occurrence of a Change of Control, as defined in the Term Loan Agreement. If an event of default occurs, the lenders under the Term Loan Agreement will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Agreement and actions permitted to be taken by a secured creditor.

The Term Loan Agreement requires us to prepay outstanding Term Loans, subject to certain exceptions, in amounts equal to the following: commencing with the year ending December 31, 2018, 50% of “excess cash flow” (which percentage steps down to 25% and 0% when we obtain certain consolidated total net leverage ratios), provided that any mandatory “excess cash flow” prepayment shall be at least $10 million; 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (which percentage steps down to 50% when we obtain a certain consolidated total net leverage ratio); and 100% of the net cash proceeds of any incurrence of debt, other than debt permitted to be incurred or issued under the Term Loan Agreement.

We are permitted to voluntarily repay outstanding Term Loans at any time without premium or penalty unless such payment is made prior to October 10, 2018 in connection with a repricing transaction as described in the Term Loan Agreement, in which case we are required to pay a premium of 1% on the Term Loans so prepaid.

The Term Loans bear interest at 2.75% above the alternate base rate or 3.75% above the Eurodollar rate, as described in the Term Loan Agreement. Interest on the Eurodollar rate Term Loans is payable on the last day of the Interest Period, as defined in the Term Loan Agreement, and interest on alternate base rate Term Loans is payable on the last day of each quarter.

Senior Secured Revolving Loan Facility

On April 10, 2018, Intermediate, C1 Holdings Corp., certain of our subsidiaries and Wells Fargo entered into a Third Amendment to Revolving Loan Credit Agreement and revised certain definitions and restrictive covenants in such agreement to be consistent with the terms of the new Term Loan Agreement described above.

As of April 10, 2018, after the repayment of $90,000,000 as discussed above, no amounts were owed under the Revolving Loan Credit Agreement, the aggregate revolving commitment under this agreement was $200,000,000 and the aggregate principal amount of floor plan advances credit limit was $200,000,000. This agreement matures on June 20, 2022.

Closing of Tender Offer for Warrants

On April 20, 2018, the Tender Offer closed. See Note 7—Stockholders’ Equity (Deficit).

Issuance of Common Shares for the Deferred PIPE and Payment to C1 Securityholders

On April 25, 2018, the Company received a Notice of Effectiveness for the Registration Statement it filed to register all the shares issued in the PIPE for resale. Upon completion of an effective registration statement, the private investor immediately paid $12,000,000 to the Company for the Deferred PIPE and 1,500,000 shares of the Company’s common stock were issued. On April 26, 2018, the Company distributed the $12,000,000 of proceeds to the former C1 Securityholders as additional consideration according to the terms of the Merger Agreement. See Note 2—Business Combination/Merger.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis provides information management believes to be relevant in understanding the financial condition and results of operations of ConvergeOne Holdings, Inc. and its subsidiaries (“ConvergeOne,” the “Company,” “we,” “us,” or “our”). The discussion should be read in conjunction with both our condensed consolidated financial statements and related notes included in Part I, Item 1 - “Financial Statements,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1/A filed on April 24, 2018.

Prior to February 22, 2018, we were known as Forum Merger Corporation. On February 22, 2018, we completed the Business Combination, with C1 Investment Corp., a private company. For accounting purposes, Forum Merger Corporation was deemed to be the acquired entity in the Merger.

Overview

We are a leading IT services provider of collaboration and technology solutions for large and medium enterprises. We serve clients through our comprehensive engagement model which includes the full lifecycle of services from consultation and design through implementation, optimization, and ongoing support. Our deep technical expertise enables us to deliver complex, multi-vendor solutions across a number of delivery models, including on-premise and in private, hybrid, C1 Cloud, and public cloud environments. We served over 7,200 clients in 2017, which includes clients served by companies we acquired in 2017. From 2015 to 2017, we served 57% of the Fortune 100, 43% of the Fortune 500, and 36% of the Fortune 1000, which includes clients served in the same period by companies we acquired in 2017 and 2015.

Our technical expertise and client-centric culture have led to long-standing and expanding client relationships. With more than 1,300 highly skilled engineers and consulting professionals and approximately 330 sales professionals, we are able to deliver customized services and technology offerings to address the specific needs of our clients. Additionally, among our top 100 clients based on 2017 revenue, we have an average tenure of more than nine years. We generated 93% of our total revenue in 2017 from clients we served in a prior year, excluding the impact of our 2017 acquisitions.

We design thousands of solutions each year across our core technology markets: (i) collaboration and (ii) enterprise networking, data center, cloud, and security. Collaboration is primarily comprised of software-centric unified communications technology, which enables communication anywhere on any device, and our customer engagement applications which deliver a personalized and omni-channel experience for our clients’ end customers. Our other core technology markets, enterprise networking, data center, cloud, and security, focus on the critical software and hardware IT infrastructure to enable our clients to securely process and store the applications and information they need to conduct their business. Our solutions are a combination of our professional services and technology offerings and are complemented by our industry-leading managed, cloud, and maintenance services.

For the three months ended March 31, 2018 and 2017, 53.8% and 51.9% of our total revenue, respectively, was derived from professional and managed, cloud, and maintenance services and 46.2% and 48.1% was derived from technology offerings. For the three months ended March 31, 2018 and 2017, 65.7% and 66.8% of our total revenue, respectively, was derived from our services and technology offerings in the collaboration market. The remaining 34.3% and 33.2% of our total revenue, respectively, was derived from our enterprise networking, data center, cloud, and security services and technology offerings. In 2018, we acquired Arrow Systems Integration, Inc. (“ASI”), and in 2017, we acquired Annese & Associates, Inc. (“Annese ”), SPS Holdco, LLC (“SPS ”), Rockefeller Group Technology Solutions, Inc. (“RGTS ”) and AOS, Inc. (“AOS ”), which significantly affect comparability of our 2018 and 2017 results of operations and metrics. Please see the section below titled “ Recent Acquisitions ” for further information regarding these acquisitions.

Services

During the three months ended March 31, 2018 and 2017, 27.9% and 30.3% of our services revenue, respectively, came from professional services and 72.1% and 69.7%, respectively, was derived from managed, cloud, and maintenance services. For the three months ended March 31, 2018 and 2017, services in the collaboration market comprised 85.1% and 82.7%, respectively, of our services revenue.

Technology Offerings

For the three months ended March 31, 2018 and 2017, 43.2% and 49.6% of our technology offerings revenue, respectively, was generated by technology offerings in the collaboration market.

Our Corporate History

Since our founding in 1993, our client-centric culture has defined how we operate. We have worked, since the beginning, to deliver innovative multi-vendor services and solutions to solve our clients’ IT challenges and to help them grow. Our business model has driven our internal organic growth while at the same time allowing us to add capabilities and vendor relationships through both internal investments and acquisitions.

See further discussion in our Registration Statement on Form S-1/A filed on April 24, 2018.

Recent Acquisitions

In March 2018, we acquired ASI for cash consideration of $30.7 million. The acquisition increases our collaboration business.

In December 2017, we acquired AOS for cash consideration of $65.9 million. The acquisition increases our presence in the Midwest and broadens our portfolio of collaboration services and solutions capabilities.

In September 2017, we acquired RGTS for cash consideration of $20.9 million. The acquisition increases our presence in the New York City market and brings additional capabilities in collaboration and cloud.

In August 2017, we acquired SPS for cash consideration of $51.1 million. The acquisition brought additional solutions and services capabilities in collaboration and video.

In July 2017, we acquired Annese for cash consideration of $24.5 million plus additional contingent consideration of up to $4.0 million. The Annese acquisition brought additional solutions and service capabilities in enterprise networking, security, collaboration, and cloud, backed by four decades of experience and expertise.

Factors Affecting our Operating Performance

We believe the following trends and factors may have an impact on our operating performance:

Evolution of cloud-based collaboration solutions. Within the broader unified communications and customer engagement market, cloud and hosted solutions are expected to grow faster than on-premise solutions as organizations increasingly look for scalable, agile, and mobile-enabled solutions while simultaneously seeking to reduce capital costs. As a result, enterprises are shifting from on-premise, hardware infrastructure to software-centric hosted and cloud solutions. Given our ability to deliver collaboration and other technology offerings over private, hybrid, C1 Cloud, and public cloud environments, we believe we are well positioned to benefit from these trends and expect these trends to drive growth in our managed, cloud, and maintenance services business, which typically have multi-year contractual terms and high renewal rates. We calculate renewal rate as the annual contract value (“ACV ”) of contracts renewed as a percentage of the total ACV up for renewal in an applicable period. This can result in a renewal rate greater than 100% in the event that a contract renews at a higher value than the expiring contract value. Additionally, we exclude customer bankruptcies, site closures, short-term contracts and other adjustments in the calculation of the renewal rate.

Growing complexity of technology solutions and expansion of our services business mix. Due to increased technology and vendor complexity, we are seeing an increased demand for multi-vendor IT solutions. As a result, enterprises are increasingly seeking the assistance of IT service providers who have the expertise to consult, design, integrate, and manage their technology solutions and platforms. Given our technical expertise, leading managed, cloud, and maintenance services, and customized services approach, we expect that our services offerings will comprise a higher percentage of our revenue in the future, which would have a favorable impact on our gross margins.

Our ability to increase penetration of our existing, long-standing clients. Our future growth will depend in part on our ability to expand sales of our services and solutions to our existing clients. For 2017, 93% of our total revenue was derived from clients we served in a prior year, excluding the impact of our 2017 acquisitions. We believe we are well positioned to identify new opportunities to expand or sell new services and solutions to our existing clients. For 2017, 66.3% of our total revenue came from collaboration solutions, and we believe there are additional opportunities to sell our other technology offerings, including enterprise networking, data center, cloud, and security into our existing client base. In addition, we believe there is opportunity to further penetrate our existing client base with our managed, cloud, and maintenance services.

Customer adoption of our expanding technology offerings and services. We plan to continue to invest in the development of our innovative and client-centric services and solutions. As technology becomes increasingly complex and clients look to reduce their capital cost, we believe our clients will transition from maintenance to managed services, and ultimately to cloud services. Most recently, we added advanced monitoring capabilities for our managed services platform, developed our own cloud hosted capabilities, and, through acquisitions, significantly bolstered our security technical expertise, offering end-to-end network and data security services and solutions to our clients. We believe that customer adoption of our cloud and security technology offerings and managed and hosted services can drive growth in our business over time.

Continue to maintain relationships with key technology partners. Through our leading professional services capabilities, we design thousands of solutions a year for our clients across our core technology markets: (i) collaboration and (ii) enterprise networking, data center, cloud, and security. We are vendor agnostic, as we enjoy strong relationships with more than 300 leading and next-generation technology partners. In order to retain access to the best-of-breed solutions and offer the latest technology solutions, we need to continue to maintain our relationships with existing key technology partners and develop new relationships.

Impact of Avaya Restructuring. Avaya, which was one of our largest vendors as a percentage of our technology offerings revenue in 2018 and 2017, filed for reorganization under Chapter 11 in January 2017, filed its preliminary plan of reorganization in April 2017, and had its Chapter 11 plan of reorganization approved by the Bankruptcy Court in November 2017. As a result of Avaya’s restructuring, new or existing clients have, in some cases, elected to delay purchasing decisions with respect to Avaya technology offerings or have chosen to replace existing Avaya technology offerings with the technology offerings of other vendors. Delays in customer purchasing decisions, or an election by our clients to purchase alternative technology offerings from us or from other providers, has resulted in decreased technology offerings revenue in 2017, and could result in lower revenues and gross profits or margins or otherwise have an adverse effect on our business in the future. Management continues to evaluate the impact that Avaya’s reorganization has had on our results of operations and financial condition.

Components of Results of Operations

There are a number of factors that impact the revenue and margin profile of the services and technology offerings we provide, including, but not limited to, solution and technology complexity, technical expertise requiring the combination of products and types of services provided, as well as other elements that may be specific to a particular client solution.

Revenue

Our revenue consists of the sale of our technology offerings and services. We separately present technology offerings and services revenue, along with the associated cost of revenue, in our consolidated statements of operations.

Technology Offerings Revenue

Technology offerings revenue includes revenue from the sale of hardware and software products and is generally recognized on a gross basis with the selling price to the client recorded as revenue because we act as the primary obligor under these contracts. Revenue is generally recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, the sales price is fixed and determinable, and collectability is reasonably assured. Hardware and software items can be delivered to our clients in a variety of ways including shipping from our facilities, via drop-shipment by the vendor or distributor, or via electronic delivery for software licenses.

Services Revenue

Services revenue includes:

Revenue for Professional Services. Revenue for professional services is generally recognized when professional services are performed and all obligations have been substantially met. The majority of professional services revenue is fixed price.

Revenue for Managed, Cloud, and Maintenance Services. Revenue for managed and cloud services is generally recognized on a straight-line basis over the contractual term of the arrangements, which is consistent with the timing of services rendered. Revenue from the sale of third-party retail maintenance contracts is recognized net of the related cost of revenue. In third-party retail maintenance contracts, all services are provided by third-party providers and, as a result, we are acting as an agent and not considered the primary obligor. As we are under no obligation to perform additional services, revenue is recognized at the time of sale. Revenue from the sale of third-party wholesale maintenance contracts is recognized on a gross basis at the time of sale with the selling price to the client recorded as revenue and the acquisition cost recorded as cost of revenue. Based upon the evaluation of indicators for gross and net reporting, we have concluded that we are acting as a principal in these contracts.

Cost of Revenue, Gross Profit, and Gross Margin

Technology Offerings Gross Profit

Technology offerings gross profit is equal to technology offerings revenue less the acquisition cost of the product, recorded as cost of revenue, net of technology partners and distributor rebates. Technology offerings gross profit is impacted by the complexity of hardware and software sold in our solutions, as well as the mix of product type with generally higher gross profits coming from the sale of collaboration products.

Services Gross Profit

Services gross profit is equal to services revenue less cost of revenue associated with services.

Professional Services Gross Profit. Cost of revenue associated with professional services includes the compensation, benefits, and other costs associated with our delivery and project management engineering team, as well as costs charged by third-party contractors. Costs associated with our delivery and project management engineering team are generally recognized as incurred. Costs charged by third-party contractors are initially deferred as prepaid expense and generally recorded as cost of revenue when the professional service project is complete or when contractual milestones have been achieved. As a result, our services gross profit may fluctuate from period to period.

Managed, Cloud, and Maintenance Services Gross Profit. Compensation, benefits, and other costs associated with our managed and in-house maintenance services engineering team, costs charged by subcontractors, and costs of running our three Network Operations Centers, or NOCs, are recorded as cost of revenue as incurred. These costs include depreciation of certain equipment and software utilized in our NOCs in support of our managed, cloud, and maintenance services contracts. We incur external costs associated with professional and managed services, primarily related to purchasing maintenance support contracts with third-party manufacturers and software licenses, which are generally prepaid. These costs, associated with maintenance contracts where we have an obligation to perform services, are incurred specifically to assist us in rendering services to our customers and are recorded as deferred customer support contract costs at the time the costs are incurred. The costs are amortized to expense as a cost of revenue—services on a straight-line basis over the period during which we fulfill our performance obligation. Third-party wholesale maintenance services cost of revenue is the acquisition cost from technology partners. In addition, our managed, cloud, and maintenance services gross profit is impacted by the mix of wholesale versus retail third-party maintenance revenue and the average contractual length of the third-party maintenance agreements.

Services gross profit is generally impacted by our ability to negotiate longer term managed and cloud contracts with our clients, maintaining a high contract renewal rate, effectively managing our service level agreements, or SLAs, resolving a large percentage of the incidents in-house, increasing utilization rates of our NOC engineers, and timing of revenue recognition. Our services gross profit is also impacted by our ability to deliver on fixed-price professional services engagements within scope, and our ability to keep our delivery engineers utilized.

Gross margin measures our gross profit as a percentage of revenue. Gross margin is generally impacted by changes in the mix of product type sold as well as the mix of services versus technology offerings revenue, with generally higher gross margins coming from the sale of collaboration products and services revenue.

Operating Expenses

Our operating expenses include sales and marketing expenses, general and administrative expenses, transaction costs, and depreciation and amortization.

Sales and Marketing Expense. Sales and marketing expense is comprised of compensation, commission expense, variable incentive pay, and benefits related to our sales personnel, along with travel expenses, other employee related costs including stock-based compensation, and expenses related to marketing programs and events. Commission expenses are largely driven by gross margin performance and are generally paid to the sales personnel when the solutions revenue has been collected from the client.

General and Administrative Expense. General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, and other administrative costs such as facilities expenses, professional fees, and travel expenses.

Transaction Costs. We present transaction costs as a separate line item within operating expenses based on it being a material cost that varies period to period. Transaction costs include acquisition-related expenses, including integration costs, employee retention bonuses, severance charges, advisory and due diligence fees, and transaction-related legal and accounting due diligence costs.

Depreciation and Amortization Expense. Depreciation expense relates to our fixed assets except for assets used in cost of revenue. Amortization expense relates to intangible assets we acquired in our business acquisitions.

Other (Income) Expense, Net

Other (income) expense, net includes the preliminary bargain purchase gain related to the acquisition of ASI. It also includes interest expense associated with our outstanding debt and costs associated with the refinancing of our debt. We also may seek to finance strategic acquisitions in the future with the proceeds from additional debt incurrences, which may have an impact on our interest expense.

Income Tax Expense (Benefit)

We are subject to U.S. federal income taxes, state income taxes net of federal income tax effect, and nondeductible expenses. Our effective tax rate will vary depending on permanent nondeductible expenses and other factors.

Results of Operations

The following tables set forth our consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue
Technology offerings	$141,454	$87,965
Services	164,887	95,001

Total revenue	306,341	182,966

Cost of revenue
Technology offerings	105,606	68,744
Services	112,350	60,929

Total cost of revenue	217,956	129,673

Gross profit
Technology offerings	35,848	19,221
Services	52,537	34,072

Total gross profit	88,385	53,293

Operating expenses
Sales and marketing	46,554	30,168
General and administrative	28,544	11,909
Transaction costs	5,847	1,113
Depreciation and amortization	11,339	7,026

Total operating expenses	92,284	50,216

Operating income (loss)	(3,899)	3,077

Other (income) expense
Interest income	(48)	(3)
Interest expense	11,228	8,996
Preliminary bargain purchase gain	(16,058)	—
Other expense, net	17	—

Other (income) expense, net	(4,861)	8,993

Income (loss) before income taxes	962	(5,916)
Income tax benefit	(7,844)	(2,795)

Net income (loss)	8,806	(3,121)
Earnout consideration	(125,441)	—

Net loss to common shareholders	$(116,635)	$(3,121)

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands)
Technology offerings	$141,454	$87,965	$53,489	60.8%
Services	164,887	95,001	69,886	73.6%

Total revenue	$306,341	$182,966	$123,375	67.4%

Technology offerings as a percentage of total revenue	46.2%	48.1%
Services revenue as a percentage of total revenue	53.8%	51.9%

Total revenue increased $123.4 million, or 67.4%, to $306.3 million in the first quarter of 2018 from $183.0 million in the first quarter of 2017. The revenue increase was primarily driven by the $69.9 million growth in our services and by a $53.5 million growth in technology offerings.

Technology offerings revenue increased $53.5 million, or 60.8%, to $141.5 million in the first quarter of 2018 from $88.0 million in the first quarter of 2017. The technology offerings revenue increase was partially offset by a decline in sales in the collaboration market as a result of Avaya filing for bankruptcy in January 2017. Avaya’s bankruptcy filing has caused some of our clients to delay collaboration technology offerings purchasing decisions as Avaya worked through their bankruptcy. Avaya is one of our significant collaboration partners thus causing a decline in our collaboration technology offerings revenue. Technology offerings revenue from the Annese, SPS, RGTS, AOS & ASI acquisitions accounted for $57.3 million in the first quarter of 2018.

Services revenue increased $69.9 million, or 73.6%, to $164.9 million in the first quarter of 2018 from $95.0 million in the first quarter of 2017. The services revenue growth was primarily driven by acquisitions and revenue growth for managed, cloud, and maintenance services due to new contracts. Services revenue from the Annese, SPS, RGTS, AOS and ASI acquisitions accounted for $57.8 million in the first quarter of 2018.

Revenue by Core Technology Market

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands)
Collaboration revenue:
Technology offerings	$61,104	$43,675	$17,429	39.9%
Services	140,291	78,576	61,715	78.5%

Total collaboration revenue	$201,395	$122,251	$79,144	64.7%

Enterprise networking, data center, cloud, and security revenue
Technology offerings	$80,350	$44,290	$36,060	81.4%
Services	24,596	16,425	8,171	49.7%

Total enterprise networking, data center, cloud, and security revenue	$104,946	$60,715	$44,231	72.9%

Total revenue	$306,341	$182,966	$123,375	67.4%

Collaboration

Collaboration revenue increased $79.1 million, or 64.7%, to $201.4 million for the first quarter of 2018 from $122.3 million for the first quarter of 2017. Of the increase, $61.7 million was the result of an increase in services revenue and $17.4 million increase in technology offerings revenue. The increase in collaboration services revenue of $61.7 million is primarily related to services revenue increases from the SPS, Annese and RGTS acquisitions. The increase in collaboration technology revenue of $17.4 million was primarily related to the SPS, Annese and RGTS acquisitions.

Enterprise, Networking, Data Center, Cloud, and Security

Enterprise, networking, data center, cloud, and security revenue increased $44.2 million, or 72.9%, to $104.9 million for the first quarter of 2018 from $60.7 million for the first quarter of 2017. The increase is primarily related to revenues from the Annese and AOS acquisitions.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of revenue
Technology offerings	$105,606	$68,744	$36,862	53.6%
Services	112,350	60,929	51,421	84.4%

Total cost of revenue	$217,956	$129,673	$88,283	68.1%

Gross profit				86.5%
Technology offerings	$35,848	$19,221	$16,627
Services	52,537	34,072	18,465	54.2%

Total gross profit	$88,385	$53,293	$35,092	65.8%

Gross Margin
Technology offerings	25.3%	21.9%
Services	31.9%	35.9%
Total gross margin	28.9%	29.1%

Total gross profit increased $35.1 million, or 65.8%, to $88.4 million for the first quarter of 2018 from $53.3 million for the first quarter of 2017. Total gross margin decreased 20 basis points to 28.9% of total revenue for the first quarter of 2018 from 29.1% for the first quarter of 2017. The increase in total gross profit is primarily attributed to the acquisitions made in 2017 and 2018.

Technology offerings gross margin increased 340 basis points to 25.3% for the first quarter of 2018 from 21.9% for the first quarter of 2017. Technology offerings gross margin increased primarily due to a shift in product mix from the collaboration market to the enterprise, networking, data center, cloud, and security market, which generally has higher gross margins.

Services gross margin decreased 400 basis points to 31.9% for the first quarter of 2018 from 35.9% for the first quarter of 2017, primarily due to the declining mix of higher margin collaboration services revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands)
Sales and marketing	$46,554	$30,168	$16,386	54.3%
General and administrative	28,544	11,909	16,635	139.7%
Transaction costs	5,847	1,113	4,734	425.3%
Depreciation and amortization	11,339	7,026	4,313	61.4%

	$92,284	$50,216	$42,068	83.8%

Sales and Marketing Expense

Sales and marketing expense increased $16.4 million, or 54.3%, to $46.6 million for the first quarter of 2018 from $30.2 million for the first quarter of 2017. The increase in sales and marketing expense was primarily driven by $7.8 million of additional expenses for operations of acquired businesses in 2017 and 2018 and by increased salaries and benefits of $5.3 million, increased commissions and bonuses of $1.7 million, increased meetings and travel of $0.8 million and $0.3 million increase in office expenses.

General and Administrative Expense

General and administrative expense increased $16.6 million, or 139.7%, to $28.5 million for the first quarter of 2018 from $11.9 million for the first quarter of 2017. The increase was primarily driven by $12.4 million of additional expenses for operations of acquired businesses in 2017 and 2018 and $6.3 million increase in salaries and benefits offset by $0.4 million decrease in other expenses, $0.9 million decrease in professional fees and $0.8 million decrease in commissions and bonuses.

Transaction Costs

Transaction costs increased $4.7 million, or 425.3%, to $5.8 million for the first quarter of 2018 from $1.1 million for the first quarter of 2017. The increase was due to $2.6 million of additional transaction-related professional fees and expenses, including legal, accounting, tax, and advisory fees, $1.2 million of additional acquisition-related integration costs and $0.9 million of additional severance charges and employee retention bonuses.

Depreciation and Amortization

Depreciation and amortization expense increased $4.3 million, or 61.4%, to $11.3 million for the first quarter of 2018 from $7.0 million for the first quarter of 2017. The increase was primarily due to purchases of property and equipment and an increase in amortization due to recent acquisitions.

Other (Income) Expense, Net

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands)
Other (income) expense, net	$(4,861)	$8,993	$(13,854)	-154.1%

Other (income) expense, net changed by $13.9 million, or 154.1%, to $4.9 million income for the first quarter of 2018 from $9.0 million expense for the first quarter of 2017. The net change was primarily the result of a preliminary bargain purchase gain of $16.1 million related to ASI offset by higher interest expense associated with increased debt balances as a result of borrowings used to partially pay for our recent acquisitions and closing of the merger.

Income Tax Benefit

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands)
Income tax benefit	$(7,844)	$(2,795)	$(5,049)	180.6%

Our estimated annual effective tax rate (excluding discrete items) for the three months ended March 31, 2018 and 2017 is 32.6% and 50.3%, respectively. The decrease in the annual effective tax rate from the prior year is primarily driven by the impact of the decrease in the U.S. corporate income tax rate on income or loss before taxes and non-deductible permanent tax items.

Our effective income tax rate (after discrete items) for the three months ended March 31, 2018 and 2017 is (815.1)% and 47.2%, respectively. The decrease in the effective income tax rate from the prior period is driven by a combination of two factors: (1) we experienced significant or unusual discrete benefit items of $7.1 million in the current period primarily related to a bargain purchase gain that is not recognized for tax purposes and excess tax benefits associated with stock based compensation payments and (2) our income before taxes is near break-even resulting in discrete items having a greater impact on the effective tax rate.

Key Business Metrics-Non-GAAP Financial Measures

Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important of these measures include Adjusted Revenue, Gross Margin, Adjusted EBITDA, Adjusted Net Income, and Services Revenue as a Percentage of Total Revenue.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total Revenue	$306,341	$182,966
Adjusted Revenue	307,905	182,989
Services mix:
Professional services revenue as a percentage of total revenue	15%	16%
Managed, cloud, and maintenance services revenue as a percentage of total revenue	39	36

Services revenue as a percentage of total revenue	54%	52%

Gross Margin	29%	29%
Net income (loss)	$8,806	$(3,121)
Adjusted Net Income	11,073	3,535
Adjusted EBITDA	23,031	13,081

Adjusted Revenue

Adjusted Revenue is a non-GAAP financial measure. We believe that Adjusted Revenue provides supplemental information with respect to our revenue activity associated with our ongoing operations. We define Adjusted Revenue as total revenue adjusted to exclude non-cash acquisition accounting adjustments to revenue as a result of our acquisitions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of its capitalization structure and (ii) items that are not part of our day-to-day operations. Management uses Adjusted EBITDA (1) to compare our operating performance on a consistent basis, (2) to calculate incentive compensation for our employees, (3) for planning purposes including the preparation of our internal annual operating budget, (4) to evaluate the performance and effectiveness of our operational strategies, and (5) to assess compliance with various metrics associated with the agreements governing our indebtedness. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as management.

We define Adjusted EBITDA as net income (loss) plus (a) total depreciation and amortization, (b) interest expense and other, net, and (c) income tax expense, as further adjusted to eliminate non-cash stock-based compensation expense, acquisition accounting adjustments, transaction costs, and other one-time nonrecurring costs. We do not believe these adjustments are indicative of our ongoing performance.

Services Revenue as a Percentage of Total Revenue

Our professional services involve the consultation, design, integration and implementation, application development, and program management of customized solutions for core technology markets. We view professional services as a percentage of revenue as a key measure in the successful execution of our operating strategies of leading client engagements with professional services and the profitability of our business.

We provide comprehensive managed, cloud, and maintenance services to our clients across our core technology markets. Given these services typically have multi-year contractual terms, with high renewal rates, we view managed, cloud, and maintenance services as a percentage of revenue as a key measure of our revenue visibility and profitability of our business.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure which management uses in our evaluation of past performance, trends, and prospects for the future. Management uses Adjusted Net Income (1) to compare our operating performance on a consistent basis, (2) for planning purposes, including the preparation of our internal annual operating budget, and (3) to evaluate the performance and effectiveness of our operational strategies. Accordingly, we believe that Adjusted Net Income provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as management. We believe that Adjusted Net Income is utilized by investors and other interested parties as a measure of our comparative operating performance period-over-period that considers the impact of certain items that do not directly correlate to our ongoing operating performance and that vary significantly from period to period, such as the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (a) amortization of acquisition-related intangible assets, (b) amortization of debt issuance costs, (c) non-cash stock-based compensation expense, (d) costs related to debt refinancing, (e) acquisition accounting adjustments, (f) transaction costs, (g) other costs, and (h) the income tax impact associated with the foregoing items. We do not believe these adjustments are indicative of our ongoing performance.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Other Financial Data:
Adjusted Revenue (1)	$307,905	$182,989
Adjusted EBITDA (2)	$23,031	$13,081
Adjusted Net Income (3)	$11,073	$3,535

(1)	The reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Revenue for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$306,341	$182,966
Acquisition accounting adjustments	1,564	23

Adjusted Revenue	$307,905	$182,989

(2)	The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$8,806	$(3,121)
Depreciation and amortizaation (a)	12,798	7,358
Preliminary bargain purchase gain	(16,058)	—
Other (income) expense, net	11,197	8,993
Income tax benefit	(7,844)	(2,795)

EBITDA	8,899	10,435
Stock-based compensation expense	6,386	156
Acquisition accounting adjustments (b)	1,564	(6)
Transaction costs (c)	5,847	1,113
Other costs (d)	335	1,383

Adjusted EBITDA	$23,031	$13,081

a)	Depreciation and amortization equals the sum of (1) depreciation and amortization included in total operating expenses and (2) depreciation and amortization included in total cost of revenue within our consolidated financial statements.

b)	Acquisition accounting adjustments include charges associated with non-cash acquisition accounting fair value adjustments to deferred revenue and deferred customer support costs.

c)	Transaction costs of (1) $5.8 million for the three months ended March 31, 2018 include $3.0 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $1.8 million of acquisition-related integration costs, and acquisition-related expenses of $1.0 million related to severance charges and employee retention bonuses, and (2) $1.1 million for the three months ended March 31, 2017 include acquisition-related expenses of $0.4 million related to transaction-related professional fees and expenses, including legal, accounting, tax, and advisory fees, $0.6 million of acquisition-related integration costs and acquisition-related expenses of $0.1 million related to severance charges and employee retention bonuses.

d)	Other costs of (1) $0.3 million for the three months ended March 31, 2018 represent payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement which was terminated in connection with the Business Combination, and (2) $1.4 million for the three months ended March 31, 2017 include expenses of $1.0 million related to severance and related legal expenses and $0.4 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement.

(3)	The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income for each of the periods presented is as follows. See “—Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$8,806	$(3,121)
Amortization of intangible assets	8,732	5,629
Amortization of debt issuance costs	441	906
Preliminary bargain purchase gain	(16,058)	—
Stock-based compensation expense	6,386	156
Costs related to debt refinancing (a)	—	556
Acquisition accounting adjustments (b)	1,564	(6)
Transaction costs (c)	5,847	1,113
Other costs (d)	335	1,383
Income tax impact of adjustments (e)	(4,980)	(3,081)

Adjusted net income	$11,073	$3,535

a)	Costs related to debt refinancing in the three months ended March 31, 2017 consist of $0.6 million in financing transaction costs.

b)	Acquisition accounting adjustments include charges associated with non-cash acquisition accounting fair value adjustments to deferred revenue and deferred customer support costs.

c)	Transaction costs of (1) $5.8 million for the three months ended March 31, 2018 include $3.0 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $1.8 million of acquisition-related integration costs, and acquisition-related expenses of $1.0 million related to severance charges and employee retention bonuses, and (2) $1.1 million for the three months ended March 31, 2017 include acquisition-related expenses of $0.4 million related to transaction-related professional fees and expenses, including legal, accounting, tax, and advisory fees, $0.6 million of acquisition-related integration costs and acquisition-related expenses of $0.1 million related to severance charges and employee retention bonuses.

d)	Other costs of (1) $0.3 million for the three months ended March 31, 2018 represent payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement which was terminated in connection with the Business Combination, and (2) $1.4 million for the three months ended March 31, 2017 include expenses of $1.0 million related to severance and related legal expenses and $0.4 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement.

e)	Income tax impact of adjustments includes an estimated tax impact of the adjustments to net income (loss) at our average statutory tax rate of 26.0% and 40.0% for the three months ended March 31, 2018 and 2017, respectively, except for the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions.

Use of Non-GAAP Financial Measures

Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:

•	non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating ongoing operating performance for a particular period;

•	Adjusted EBITDA and Adjusted Net Income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and

•	other companies in our industry may calculate Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income, differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations to Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income by relying primarily on GAAP results and using Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income only for supplemental purposes. Adjusted EBITDA and Adjusted Net Income include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business, and complicate comparisons of internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs, and the income tax impact of adjustments in order to facilitate a more useful period-over-period comparison of financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses

Liquidity and Capital Resources

As of March 31, 2018, we had $11.7 million of cash. We believe our cash, cash flows from operations and availability of borrowings will be sufficient to support our planned operations for at least the next 12 months. We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our revolver. Our long-term needs primarily include meeting debt service requirements, working capital requirements, and capital expenditures. We may also pursue strategic acquisition opportunities that may impact our future cash requirements. There are a number of factors that may negatively impact our available sources of funds in the future including the ability to generate cash from operations and borrow on our debt facilities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategies and general economic conditions. The amount of cash available for borrowings under our various debt facilities is dependent on our ability to maintain sufficient collateral and general financial conditions in the marketplace.

We may opportunistically raise debt capital, subject to market and other conditions, to refinance our existing capital structure at a lower cost of capital. Additionally, as part of our growth strategies, we may also raise debt capital for strategic alternatives and general corporate purposes. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.

Merger and Earnout Consideration

The following cash transactions resulted from the consummation of the business combination/merger with Forum which took place on February 22, 2018 (the “Closing”):

•	All of the remaining funds in Forum’s trust account, after taking into account the Redemption, Forum’s operating cash account, and the $131.7 million in proceeds from the PIPE Investment, all of which aggregated to approximately $135.3 million of cash, remained in escrow immediately prior to the Closing, which, together with approximately $35.3 million of cash of C1, was used to pay the cash component of the consideration of approximately $170.6 million paid to C1 Securityholders in connection with the Closing.

•	All outstanding C1 Securities were immediately vested, canceled, and exchanged for a combination of new shares of ConvergeOne common stock and cash of $170,654,000.

•	An additional subscription agreement had been entered into with one of the private investors for 1,500,000 shares for $12,000,000 (the “Deferred PIPE”) for which payment was made to the Company on April 26, 2018. The Company distributed the $12,000,000 of proceeds to the former C1 Securityholders as additional consideration on April 26, 2018.

•	Proceeds of $1,805,000 for the repayment of related party stock subscription receivable were received.

•	Transaction expenses, net of tax, of $30,587,000 were incurred including the legal acquirer’s transaction costs, PIPE Investment related costs, and our costs related to effectuating the reverse recapitalization.

The C1 Securityholders are entitled to additional consideration in a combination of cash and shares of ConvergeOne common stock (collectively, “Earnout Consideration”), if the Earnout Target measurements for 2018, 2019 and 2020 (“Earnout Targets”), as defined in the Merger Agreement, are met.

(1)	The amounts that can be earned for each Earnout Target consist of $33 million of cash (“Earnout Cash Payment”) and 3,300,000 ConvergeOne common shares, less Sponsor Earnout Shares of 718,750 that vest each time an Earnout Target is met which results in 2,581,250 common shares for each Earnout Target measurement met (“Earnout Stock Payment”), collectively a “Regular Earnout Payment”.

(2)	In the event that at the time payment of an Earnout Cash Payment is due, such Earnout Cash Payment is an amount that would exceed either (i) the amount of cash available to the Company that is permitted to be distributed and paid without breaching the terms of any agreement related to indebtedness (“Permitted Agreement Payment Amount”) or (ii) the amount that could be paid without exceeding a permitted leverage measurement as set forth in the Merger Agreement (“Permitted Leverage Payment Amount”), the “Permitted Cash Payment” would be the lesser of the two amounts.

Clearlake has the right to direct the Company to do either of the following with regard to the corresponding shortfall between the Permitted Cash Payment Amount and the Earnout Cash Payment that has been earned (“Permitted Cash Payment Shortfall” or “Cash Shortfall”): (i) pay the Cash Shortfall through the issuance of additional shares of common stock with an equivalent value equal to the Cash Shortfall, valued based on a twenty day trading period as defined in the Merger Agreement (“Earnout Cash Payment Shortfall Parent Shares” or “Shortfall Shares”) or (ii) provide notice to the Company that it elects to defer payment of the Cash Shortfall until the following Measurement Date. Clearlake shall have the option on each succeeding Measurement Date until the end of the Earnout Period to elect to be paid the applicable Shortfall Shares in full satisfaction of the Cash Shortfall or continue to defer payment. At the end of the Earnout Period, in the event that the Company has not paid a Cash Shortfall to the former C1 Securityholders, such Cash Shortfall shall automatically be converted into a right for the former C1 Securityholders to receive Shortfall Shares.

i.	Earnout Cash Payments may be accelerated in the event that the Earnout Targets occurring within an Earnout Year are in excess of the Earnout Target for a subsequent Earnout Year. Payment of the Regular Earnout Payment for such subsequent Earnout Year shall be accelerated and paid at the same time that the Regular Earnout Payment is paid.

ii.	The accelerated Regular Earnout Payments (“Accelerated Earnout Payment”) shall be subject to the determination of the maximum amount of Permitted Cash Payment as described above.

See Financial Statement Note 2—Business Combination/Merger for further discussion of Earnout Consideration and the initial Measurement Date results.

Indebtedness

In June 2017, we entered into a $430 million term loan agreement with a maturity date in June 2024. In July 2017, we borrowed an additional $75 million as an incremental term loan to partially fund our acquisitions, which also matures in June 2024. In October 2017, we borrowed an additional $60 million as an incremental term loan, which also matures in June 2024. In addition, in June 2017, we entered into a revolving loan agreement that provides a loan facility of $150 million and amended and restated the existing floorplan arrangement to extend credit in the form of floorplan advances, up to $150 million.

A portion of the proceeds of the term loan were used to repay the previously existing first and second lien credit agreements and debt issuance costs. Remaining proceeds will be used for working capital needs and general corporate purposes.

In February 2018, the revolver agreement was amended to increase the revolving loan facility amount to $200 million. The revolver agreement matures in June 2022.

The outstanding borrowing on the revolver as of March 31, 2018 was $90 million. Of that amount, approximately $54 million was used for the Business Combination, $31 million was used for the acquisition of ASI and the remainder was used for normal working capital purposes.

On April 10, 2018, we paid off the existing term loan agreement in its entirety and entered into a new financing arrangement. We entered into a $670 million term loan agreement with a maturity date in April 2025. A portion of the proceeds of the term loan was used to repay the existing credit facilities including the outstanding indebtedness under the Revolver Agreement of $90,000,000 and to pay debt issuance costs. The remaining proceeds will be used for working capital needs and general corporate purposes.

The principal installments in the amount of $1,675,000 are due on the last business day of each quarter commencing September 30, 2018, with the remaining outstanding principal amount to be paid on its maturity date of April 10, 2025.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our revolving credit facility. Our management regularly monitors certain liquidity measures to monitor performance. We believe that the most important of those measures include net debt and available liquidity.

	March 31,	December 31,
	2018	2017
	(in thousands)
Net debt	$639,210	$568,850
Available liquidity	85,243	91,153

Net Debt

We define net debt as total debt less cash. The following table presents our calculation of net debt as of the dates indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Long-term debt, net of debt issuance costs and current maturities	$635,277	$566,424
Plus unamortized debt issuance costs	9,983	10,249
Plus current maturities of long-term debt	5,652	5,652

Total debt	650,912	582,325
Less cash	11,702	13,475

Net debt	$639,210	$568,850

Available Liquidity

We calculate our available liquidity as the sum of cash from our consolidated balance sheet plus the amount available and unutilized on our revolving credit facilities.

The following table presents our calculation of available liquidity as of the dates indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash	$11,702	$13,475
Unutilized revolver	73,541	77,678

Available liquidity	$85,243	$91,153

Cash Flows

The following table shows our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities	$15,481	$(1,598)
Investing activities	(32,570)	(1,824)
Financing activities	15,316	6,762

Operating Activities

Net cash provided by operating activities consists of net income (loss) adjusted for noncash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, stock-based compensation, amortization of debt issuance costs, losses on extinguishments of debt or disposals of property and equipment, and for changes in net working capital assets and liabilities. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.

Net cash provided by operating activities for the first quarter of 2018 was $15.5 million. This was primarily attributable to net income before preliminary bargain purchase gain, depreciation and amortization of $5.5 million and by working capital component changes that aggregate to a net $7.3 million provision of cash for operating activities. The most significant working capital component changes relate to: (1) a $12.9 million decrease in accounts payable and accrued expenses due to a decrease in the days outstanding as well as changes in the timing of purchases and (2) a $28.8 million increase in accounts receivable due to an increase in revenue and days sales outstanding.

Net cash used by operating activities for the first quarter of 2017 was $1.6 million. This was primarily attributable to net income before depreciation and amortization of $4.2 million offset by working capital component changes that aggregate to a net $5.7 million use of cash for operating activities. The most significant working capital component changes relate to: (1) a $31.0 million decrease in accounts payable and accrued expenses due to a decrease in the days outstanding as well as changes in the timing of purchases and (2) a $21.1 million increase in accounts receivable driven by increased revenue in the first quarter of 2017.

Investing Activities

Net cash used in investing activities for the first quarter of 2018 was $32.6 million, primarily due to the ASI business acquisition net of cash acquired of $29.9 million and $2.6 million of capital expenditures.

Net cash used in investing activities for the first quarter of 2017 was $1.8 million due to the purchase of equipment of $1.8 million.

Financing Activities

Net cash provided by financing activities for the first quarter of 2018 was $15.3 million and was primarily related to net proceeds from the revolving credit agreements of $70.0 million, plus proceeds from subscription receivable of $1.8 million, from Forum cash accounts of $135.3 million offset by payment to former C1 securityholders of $170.7 million and payment of reverse recapitalization costs of $19.6 million.

Net cash provided by financing activities for the first quarter of 2017 was $6.8 million and was primarily related to net additional borrowings on term debt of $9.1 million less payment of $1.6 million of deferred offering costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Seasonality

Our results are affected by the budget cycles of our client base which generally result in stronger sales in the second half of the year. We believe this variability is largely due to our clients’ and technology partners’ fiscal year ends, as well as budgetary and spending patterns of our clients. As a result of our historically higher portion of sales in the second half of each year, our cost of revenue and commission expense increase during such periods relative to any increase in revenue. The increased cost of revenue and commission expense, and other impacts of seasonality, may affect profitability in a given quarter.

Critical Accounting Policies and Estimates

There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Convergeone’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1/A filed on April 24, 2018.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date it qualifies as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by it of more than $1.0 billion in non-convertible debt securities; or December 31, 2022. We anticipate that we will cease to be an “emerging growth company” on December 31, 2018.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of March 31, 2018, we had $639.2 million of total debt subject to variable interest rates. Based on the amount outstanding as of March 31, 2018, if the interest rate on our borrowings were to increase or decrease by 100 basis points over a twelve month period, our annual interest cost on borrowings subject to variable interest rates would increase or decrease by $6.4 million.

Item 4. – Controls and Procedures

On February 22, 2018, C1 Investment Corp., or C1, and a subsidiary of Forum Merger Corporation, or Forum, consummated a merger, following which the separate corporate existence of the subsidiary ceased and C1 continued as the surviving corporation (the “Merger”). Upon the closing of the Merger on February 22, 2018, the sole business conducted by us is the business conducted by C1. Also, as a result of the Merger, the internal control over financial reporting utilized by C1 prior to the Merger became the internal control over financial reporting of the Company.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Item 1A. – Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below before deciding whether to purchase any of our securities. If any of these risks actually occur, it could harm our business, financial condition, results of operations and cash flows and our prospects. In that event, the price of our securities could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology offerings and services in response to ongoing market changes.

The collaboration and technology solutions business and markets are characterized by rapid technological change, evolving industry standards, changing client preferences, and new product and service introductions. Our success depends on our ability to continue to develop and implement technology offerings and services that anticipate or timely respond to rapid and continuing changes in technology and industry developments and offerings by new technology providers to serve the evolving needs of our clients. Examples of areas of significant change in the industry include cloud, software-defined infrastructure, virtualization, security, mobility, data analytics, and Internet of Things, or IoT, the continued shift from maintenance to managed services and ultimately to cloud-based services, as-a-service solutions, security, and information technology automation. In addition, enterprises are continuing to shift from on-premise, hardware infrastructure to software-centric hosted solutions. Technological developments such as these may materially affect the cost and use of technology and services by our clients and could affect the nature of how our revenue is generated. These technologies, and others that may emerge, could reduce and, over time, replace some of our current business. In addition, clients may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate new technologies. If we do not sufficiently invest in new technology, industry developments, and our personnel, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our technology offerings and services, our results of operations, and our ability to develop and maintain a competitive advantage and to continue to grow could be negatively affected.

In addition, if we are unable to keep up with changes in technology and new hardware, software, and services offerings, for example, by providing the appropriate training to our account managers, sales technology specialists, engineers, and consultants to enable them to effectively sell and deliver such new offerings to clients, our business, results of operations, or financial condition could be adversely affected.

Our business depends on our technology partner relationships and the availability of their products.

We have relationships with over 100 technology partners, including Avaya, Cisco, Dell, IBM, Interactive Intelligence, and Microsoft. Our business depends on the sale and installation of a variety of hardware and software that we purchase for resale from technology partners, which include original equipment manufacturers, or OEMs, software publishers, and wholesale distributors. We are authorized by our technology partners to sell all or some of their technology offerings via direct marketing activities. Our authorization with each technology partner is subject to specific terms and conditions regarding but not limited to, sales channel restrictions, product return privileges, price protection policies, purchase discounts, and technology partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives, and cooperative advertising reimbursements. However, we do not have long-term contracts with many of our technology partners and many of these arrangements are terminable upon notice by either party. Material changes to the agreements with our technology partners, including changes to purchase discounts and rebate programs, or our failure to timely react to such changes, could have an adverse effect on our business, results of operations, or financial condition.

The priorities and objectives of our partners may differ from ours. As most of our relationships are non-exclusive, our partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. From time to time, technology partners may terminate or limit our right to sell some or all of their technology offerings or change the terms and conditions or reduce or discontinue the incentives that they offer us. For example, there is no assurance that, as our technology partners continue to sell directly to customers and through resellers, they will not limit or curtail the availability of their products to solutions providers like us. Any such termination or limitation or the implementation of such changes could have a negative impact on our business, results of operations, or financial condition.

In addition, our success is dependent on our ability to develop relationships with and sell hardware, software, and services from new emerging vendors, including vendors that we have not historically represented in the marketplace. To the extent that a vendor’s offering that is highly in demand is not available to us to provide in one or more client channels, and there is not a competitive offering from another vendor that we are authorized to sell in such client channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, our business, results of operations, or financial condition could be adversely impacted.

In addition, the termination of key technology partner relationships as a result of the sale, spin-off, combination, bankruptcy, or other similar circumstances of any of our technology partners and/or certain of their business units, including any such sale to or combination with a vendor with whom we do not currently have a commercial relationship or whose products we do not sell, could have an adverse impact on our business, results of operations, or financial condition.

We rely on a small number of key vendors for a significant portion of our technology offerings revenue.

Although we purchase from a diverse vendor base, in 2017, products manufactured by Avaya and Cisco represented 21% and 39%, respectively, of our technology offerings revenue. The loss of, or change in business relationship with, either of these or any other key technology partners, the diminished availability or quality of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position. In addition, we rely on one distributor that supplies a significant portion of our Avaya products and the termination of this distributor relationship could negatively impact our business.

Avaya, which was our largest vendor as a percentage of our technology offerings revenue in 2015 and 2016, filed for reorganization under Chapter 11 in January 2017, filed its preliminary plan of reorganization in April 2017 and had its Chapter 11 plan of reorganization approved by the Bankruptcy Court in November 2017. As a result of Avaya’s restructuring, new or existing clients may elect to delay purchasing decisions with respect to Avaya technology offerings or may choose to replace existing Avaya technology offerings with the technology offerings of other vendors. Although we have partner relationships with a diverse vendor base, new or existing clients may elect to purchase such alternative technology offerings from a provider other than us or such alternative technology offerings may have lower margins. Delays in customer purchasing decisions, or an election by our clients to purchase alternative technology offerings from us or from other providers, could result in lower revenues and gross profits or margins or otherwise have an adverse effect on our business, although we cannot estimate the impact at this time.

If we are unable to expand or renew sales to existing clients, or attract new clients, our growth could be slower than we expect and our business may be harmed.

Our future growth depends upon expanding sales and renewals of our technology offerings and services with existing clients. Our clients may not purchase our technology offerings and services, or our clients may reduce their purchasing volumes, if we do not demonstrate the value proposition for their investment, and we may not be able to replace existing clients with new clients. In addition, our clients may not renew their contracts with us on the same terms, or at all, because of dissatisfaction with our service. If our clients do not renew their contracts, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our current client base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected, or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts will increase sales to existing clients or additional revenue. If our efforts to upsell to our clients are not successful, our future growth may be limited.

Our ability to achieve significant growth in revenue in the future will also depend upon our ability to attract new clients. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate competing technology offerings and services into its business, as such organization may be reluctant or unwilling to invest in new technology offerings and services. If we fail to attract new clients and maintain and expand those client relationships, our revenue may grow more slowly than expected and our business may be harmed.

Demand for our technology offerings and services could be adversely affected by volatile, negative, or uncertain economic conditions and the effects of these conditions on our clients’ businesses.

Our revenue and profitability depend on the demand for our technology offerings and services, which could be negatively affected by numerous factors, many of which are beyond our control. Volatile, negative, or uncertain economic conditions affect our clients’ businesses and the markets we serve. Such economic conditions in our markets have undermined, and could in the future undermine, business confidence in our markets and cause our clients to reduce or defer their spending on new technology offerings and services, or may result in clients reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case for an extended period of time. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans.

Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our business, results of operations, or financial condition.

Substantial competition could reduce our market share and significantly harm our financial performance.

Our current competition includes:

•	in-house IT departments;

•	global service providers and integrators;

•	local and regional providers;

•	resellers; and

•	equipment manufacturers.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell and provide complementary services, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technologies that deliver technology solutions as a service could increase the amount of sales directly to clients rather than through solutions providers like us, or could reduce the amount of hardware we sell, leading to a reduction in our technology offerings revenue and/or profitability. In addition, some of our hardware and software technology partners sell, and could intensify their efforts to sell, their products directly to our clients. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to clients. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations, or financial condition.

We focus on offering a high level of service to gain new clients and retain existing clients. To the extent we face increased competition to gain and retain clients, we may be required to reduce prices, increase advertising expenditures, or take other actions that could adversely affect our business, results of operations, or financial condition. Additionally, some of our competitors may reduce their prices in an attempt to stimulate sales, which may require us to reduce prices. This would require us to sell a greater number of products and services to achieve the same level of revenue and gross profit. If such a reduction in prices occurs and we are unable to attract new clients and sell increased quantities of products and services, our sales growth and profitability could be adversely affected.

Our future results will depend on our ability to continue to focus our resources and manage costs effectively.

We are continually implementing productivity measures and focusing on measures intended to further improve cost efficiency. We may be unable to realize all expected cost savings in connection with these efforts within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved savings in the future. Future results will depend on the success of these efforts.

If we are unable to control costs, we may incur losses, which could decrease our operating margins and significantly reduce or eliminate our profits. Our future profitability will depend on our ability to manage costs or increase productivity. An inability to effectively manage costs could adversely impact our business, results of operations, or financial condition.

Our profitability could suffer if we are not able to manage large and complex projects and complete fixed-price, fixed-timeframe contracts on budget and on time.

Our profitability and operating results are dependent on the scale of our projects and the prices we are able to charge for our technology offerings and services. We perform a significant portion of our work through fixed-price contracts, in which we assume full control of the project team and manage all facets of execution. As a significant portion of our projects are on a fixed-price model, we may be unable to accurately estimate the appropriate project price and successfully manage such projects. Although we use specified technical processes and our past experience to reduce the risks associated with estimating, planning, and performing fixed-price and fixed-timeframe projects, we face the risk of cost overruns, completion delays, and wage inflation in connection with these projects. If we fail to accurately estimate the resources or time required for a project or future rates of wage inflation, or if we fail to perform contractual obligations within the contractual timeframe, our profitability could suffer.

The challenges of managing larger and more complex projects include:

•	maintaining high-quality control and process execution standards;

•	maintaining planned resource utilization rates on a consistent basis;

•	maintaining productivity levels and implementing necessary process improvements;

•	controlling project costs;

•	maintaining close client contact and high levels of client satisfaction;

•	recruiting and retaining sufficient numbers of skilled IT professionals; and

•	maintaining effective client relationships.

In addition, large and complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Such cancellations or delays may make it difficult to plan our project resource requirements, and may result in lower profitability levels than we anticipated upon commencing engagements.

Our investments in new services and technologies may not be successful.

We continue to invest in new services and technologies, including cloud, software-defined infrastructure, virtualization, security, mobility, data analytics, and IoT. The complexity of these solutions, our learning curve in developing and supporting them, and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. Additionally, there is a risk that our clients may not adopt these solutions widely, which would prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, they still rely on third-party hardware and software and our ability to meet stringent service levels. If we are unable to deploy these solutions successfully or profitably, it could adversely impact our business, results of operations, or financial condition.

If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.

Our success is heavily dependent upon our ability to attract, develop, engage, and retain key personnel to manage and grow our business, including our key executive, management, sales, services, and technical personnel.

Our future success will depend to a significant extent on the efforts of our executive officers: John A. McKenna, Jr., our President, Chief Executive Officer and Chairman of the Board; John F. Lyons, our President, Field Organization; Paul K. Maier, our President, Services Organization; and Jeffrey E. Nachbor, our Chief Financial Officer, as well as the continued service and support of other key employees. Our future success also will depend on our ability to attract and retain highly skilled technology specialists, engineers, and consultants, for whom the market is extremely competitive. All of our officers and key employees are at-will employees, meaning that they can terminate their employment with us at any time. Further, we do not maintain “key man” life insurance policies for any of our officers or key employees.

Our inability to attract, develop, and retain key personnel could have an adverse effect on our relationships with our technology partners and clients and adversely affect our ability to expand our offerings of technology offerings and services. Moreover, our inability to train our sales, services, and technical personnel effectively to meet the rapidly changing technology needs of our clients could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could adversely affect our business, results of operations, or financial condition.

Our ability to attract and retain business and personnel may depend on our reputation in the marketplace.

We believe our brand name and our reputation in the marketplace are important corporate assets that help distinguish our technology offerings and services from those of competitors and also contribute to our ability to recruit and retain talented personnel, in particular our engineers and consulting professionals. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, cybersecurity breaches, service outages, internal control deficiencies, delivery failures, or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, partners, our joint ventures or joint venture partners, adversaries in legal proceedings, legislators, or government regulators, as well as members of the investment community or the media. There is a risk that negative information about us, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us, adversely affecting our share price.

We have experienced rapid internal growth as well as growth through acquisitions in recent periods. If we fail to manage our growth effectively, or our business does not grow as expected, our operating results may suffer.

Our headcount and operations have grown substantially. We had approximately 2,185 employees as of December 31, 2017, as compared with approximately 1,349 employees as of December 31, 2015. This growth has placed, and will continue to place, a significant strain on our operational, financial, and management infrastructure. We anticipate further increases in headcount will be required to support increases in our technology offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•	effectively attracting, training, and integrating a large number of new employees, particularly technical personnel and members of our management and sales teams;

•	further improving our key business systems, processes, and information technology infrastructure to support our business needs;

•	enhancing our information and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our clients; and

•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion or implement our new systems, or if we fail to implement improvements or maintain effective internal controls and procedures, our costs and expenses may increase more than expected and we may not expand our client base, increase renewal rates, enhance our existing applications, develop new applications, satisfy our clients, respond to competitive pressures, or otherwise execute our business plan. If we are unable to manage our growth, our operating results likely will be harmed.

Future acquisitions could disrupt our business and may divert management’s attention, and if unsuccessful, harm our business.

We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including Arrow Systems Integration, Inc., in 2018, RGTS, Strategic Products and Services, Annese & Associates, Inc. and AOS in 2017 and SIGMAnet, MSN Communications, and Sunturn in 2015. Acquisitions involve many risks, including the following:

•	an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses, or distract our management;

•	an acquisition may result in a delay or reduction of client purchases for both us and the company we acquired due to client uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired technology offerings or services;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	the challenges inherent in effectively managing an increased number of employees in diverse locations;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	the potential known and unknown liabilities associated with an acquired company;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur additional debt to fund such acquisitions, such debt may subject us to additional material restrictions on our ability to conduct our business as well as additional financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•	to the extent that we issue a significant amount of equity or equity-linked securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel, or operations of any acquired business, or any significant delay in achieving integration, could harm our business, results of operations, or financial condition.

We may not be able to recognize revenue in the period in which our services are performed, which may cause our margins to fluctuate.

Our services are performed under both time-and-material and fixed-price contract arrangements. All revenue is recognized pursuant to applicable accounting standards. We recognize revenue from professional services, which includes the design, configuration, installation, and integration of business communication and data systems, as the services are performed and all obligations have been substantially met. Our failure to meet all the obligations, or otherwise meet a client’s expectations, may result in our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which all obligations have been met.

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our quarterly operating results include:

•	changes in spending on collaboration and technology offerings and services by our current or prospective clients;

•	pricing our technology offerings and services effectively so that we are able to attract and retain clients without compromising our operating results;

•	attracting new clients and increasing our existing clients’ use of our technology offerings and services;

•	the mix between wholesale and retail maintenance new contracts and renewals;

•	client renewal rates and the amounts for which agreements are renewed;

•	seasonality and its effect on client demand;

•	awareness of our brand;

•	changes in the competitive dynamics of our market, including consolidation among competitors or clients and the introduction of new technologies and technology enhancements;

•	changes to the commission plans, quotas, and other compensation-related metrics for our sales representatives;

•	the amount and timing of payment for operating expenses, particularly sales and marketing expense;

•	our ability to manage our existing business and future growth, domestically and internationally;

•	unforeseen costs and expenses related to the expansion of our business, operations, and infrastructure, including disruptions in our hosting network infrastructure and privacy and data security; and

•	general economic and political conditions in our domestic and international markets.

We may not be able to accurately forecast the amount and mix of future technology offerings and services, size or duration of contracts, revenue, and expenses and, as a result, our operating results may fall below our estimates.

We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data.

We are dependent on IT networks and systems to process, transmit, and securely store electronic information and to communicate among our locations and with our clients. Through our cloud technology offerings, we process, transmit, and store electronic information of our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential loss or unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our clients’ businesses. The theft and/or unauthorized use or publication of our, or our clients’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our clients could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure.

In addition, we often have access to or are required to manage, utilize, collect, and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our clients or our clients’ customers for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our clients’ confidential information and data and host or manage parts of our clients’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. The loss or unauthorized disclosure of sensitive or confidential client or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability, and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.

If we cause disruptions in our clients’ businesses or provide inadequate service, our clients may have claims for substantial damages against us, which could cause us to lose clients, have a negative effect on our corporate reputation, and adversely affect our results of operations.

If we make errors in the course of delivering services to our clients or fail to consistently meet our service level obligations or other service requirements of our clients, these errors or failures could disrupt our client’s business, which could result in a reduction in our revenue or a claim for substantial damages against us. In addition, a failure or inability by us to meet a contractual requirement could subject us to penalties, cause us to lose clients or damage our brand or corporate reputation, and limit our ability to attract new business.

The services we provide are often critical to our clients’ businesses. Certain of our client contracts require us to comply with security obligations including maintaining network security and backup data, ensuring our network is virus-free, maintaining business continuity planning procedures, and verifying the integrity of employees that work with our clients by conducting background checks. Any failure in a client’s system, failure of our data center, cloud or other offerings, or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us. Any significant failure of our equipment or systems, or any major disruption to basic infrastructure in the locations in which we operate, such as power and telecommunications, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, and adversely affect our results of operations.

Under our client contracts, our liability for breach of our obligations is in some cases limited pursuant to the terms of the contract. Such limitations may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under our contracts. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could harm our business, results of operations, or financial condition. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees.

The length and unpredictability of the sales cycle for our technology offerings and services could delay new sales and cause our revenue and cash flows for any given quarter to fail to meet our projections or market expectations.

The sales cycle between our initial contact with a potential client and the signing of a contract to provide technology offerings and services varies. As a result of the variability and length of the sales cycle, we have a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	our clients’ budgetary constraints and priorities;

•	the timing of our clients’ budget cycles; and

•	the length and timing of clients’ approval processes.

Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels. Our profitability depends, in part, on the volume of technology offerings and services sold, and we may be unable to achieve increases in our profit margins in the future.

As a result of client purchasing patterns and the efforts of our client engagement team to meet or exceed their performance objectives, we have historically generated a substantial portion of revenue during the last few weeks of each quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our inability to ship and demonstrate clients’ receipt of products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, or any failure of our systems related to order review and processing, our revenue for that quarter could fall below our expectations, which could adversely impact our business, results of operations, or financial condition.

Seasonality may cause fluctuations in our revenue and profitability.

We believe there are significant seasonal factors that cause us to record higher revenue in some quarters compared to others. We believe this variability is largely due to our clients’ and technology partners’ fiscal year ends, as well as budgetary and spending patterns of our clients. For example, we have historically generated a higher portion of our sales in the second half of each year, at which point our cost of revenue and commission expense increases relative to any increase in revenue. The increased cost of revenue and commission expense, and other impacts of seasonality, may affect profitability in a given quarter. Our growth rate may have made seasonal fluctuations more difficult to detect. If our growth rate slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations, or financial position may be adversely affected.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

We provide IT services to various government agencies, including federal, state, and local government entities. For 2016 and 2017, approximately 7% and 10%, respectively, of our total revenue was derived from sales to federal, state, and local governments. While our sales to public sector clients are diversified across various agencies and departments, changes in law, regulation, or the political climate, or an across-the-board change in government spending policies, including budget cuts at the federal level, could result in our public sector clients reducing their purchases and terminating their service contracts, which could adversely impact our business, results of operations, or financial condition.

Furthermore, we derive a substantial portion of our government contracts revenue from contracts awarded through competitive procurement processes, which can impose substantial costs upon us to prepare for and participate in competitions. Moreover, there is no assurance that our proposal will be selected for any future opportunity and even where we are awarded a contract, the award may be subject to protest by competitors, which may require the contracting agency or department to suspend our performance pending the outcome of the protest.

In addition, government contracts often contain additional audit rights, termination for convenience provisions, compliance, and disclosure obligations, and are subject to heightened reputational and contractual risks compared to contracts with commercial clients, including the risk of False Claims Act prosecutions and/or suspensions or debarment proceedings. The additional obligations and risks could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients, and could adversely impact our business, results of operations, or financial condition.

Our technology offerings and services could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our brand, technology offerings, and services, including, for example, the software solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future, or require us to rebrand. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenue we receive from the client. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage our reputation, and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, our business, results of operations, or financial condition could be harmed. Similarly, if we are unsuccessful in defending a trademark claim, we could be forced to re-brand, which could harm our business, results of operations, or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and clients that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.

If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws offer only limited protection of our intellectual property rights, and the protection in some countries in which we operate or may operate in the future may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, and trade secret, copyright, and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to protect our intellectual property. There is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. The validity and enforceability of any intellectual property right we obtain may be challenged by others and, to the extent we have enforceable intellectual property rights, those intellectual property rights may not prevent competitors from reverse engineering our proprietary information or independently developing technology offerings and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money, and oversight, and we may not be successful in enforcing our rights.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our business, results of operations, or financial condition could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for technology offerings sold or services performed. We typically evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency, or bankruptcy, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenue. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our business, results of operations, or financial condition could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.

Given our large number of employees, labor-related costs represent a significant portion of our expenses. Salaries, wages, benefits, commissions, and other labor compensation costs excluding bonus and payroll tax for our full-time employees amounted to $133 million in 2017, which represented approximately 62% of our selling, general and administrative expenses and approximately 10% of our cost of revenue. An increase in labor costs, for example, as a result of increased competition for skilled labor, or employee benefit costs, such as health care costs or otherwise, could adversely impact our business, results of operations, or financial condition.

We rely on third-party companies to perform certain of our obligations to clients, which could impact our business if not performed.

We deliver and manage mission-critical software, systems and network solutions for our clients. We also offer certain services, such as implementation, installation, and deployment services, to our clients through various third-party providers who are engaged to perform these services on our behalf. We are also required, as a component of some of our contracts with our OEM partners, to utilize their engineers as part of our solutions. In addition, we support approximately 150 multinational clients through our Aura and Unified Comms alliances, offering access to more than 50 IT service providers in approximately 60 countries and enabling us to offer our managed services internationally. If we or our third-party services providers, including our alliance service providers, fail to provide high-quality services to our clients, or if such services result in a disruption of our clients’ businesses, we could be subject to legal claims, proceedings, and liability.

The interruption of the flow of products from suppliers could disrupt our supply chain.

A significant portion of the products we sell are manufactured or purchased by our technology partners outside of the United States, primarily in Asia. Political, social, or economic instability in Asia, or in other regions in which our technology partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the United States. Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional trade law provisions or regulations or changes to existing trade laws provisions or regulations;

•	the imposition of additional duties, tariffs, and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters or other adverse occurrences at, or affecting, any of our suppliers’ facilities;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as strikes.

We cannot predict whether the countries in which the products we sell are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions or sanctions imposed by the U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, sanctions, safeguards, and customs restrictions against the products we sell, as well as foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of product available to us and adversely affect our business, results of operations, or financial condition. In addition, our exports are subject to regulations and noncompliance with these requirements could have a negative effect on our business, results of operations, or financial condition.

Our global operations are subject to complex risks, some of which might be beyond our control.

Our clients have operations across South America, Europe, Australia, and Asia. Although international revenue currently represents a small portion of our business, our revenue from clients outside of the United States may expand in the future as we expand our international presence. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas, and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism, and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anticorruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. We may also face difficulties integrating any new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations, or financial condition could be adversely affected.

Changes in accounting rules could adversely affect our future financial results.

We prepare our financial statements in conformity with generally accepted accounting principles, or U.S. GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, the American Institute of Certified Public Accountants, and various other bodies formed to interpret and create appropriate accounting policies. Technology offerings and services, and the manner in which they are bundled, are technologically complex and the characterization of these technology offerings and services requires judgment to apply revenue recognition policies. Any mischaracterization of these technology offerings and services could result in misapplication of revenue recognition policies. Future periodic assessments required by current or new accounting standards may result in non-cash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our clients’ decision to purchase from us or to finance transactions with us, which could adversely impact our business, results of operations, or financial condition.

Risks Related to Our Indebtedness

We face risks related to our substantial indebtedness.

As of March 31, 2018, we had total outstanding debt of $651 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt, and prevent us from meeting our obligations under our credit facilities. Substantially all of our assets are secured by our credit facilities. Our substantial indebtedness could have important consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness, increasing our vulnerability to general economic and industry conditions;

•	reducing the benefits we expect to receive from our recent and any future acquisition transactions;

•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities, and other purposes;

•	exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates;

•	restricting us from making strategic acquisitions and from pursuing certain business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our flexibility and ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

The occurrence of any one of these events could have an adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations under our indebtedness.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The credit agreements governing our credit facilities contain covenants that restrict us and our subsidiaries’ ability to take various actions, such as:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets, including sale and leaseback transactions;

•	make fundamental changes;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions;

•	engage in certain transactions with affiliates;

•	make changes in the nature of our business and organizational documents; and

•	make prepayments of junior debt.

The restrictions in the credit agreements governing our credit facilities also limit our ability to plan for or react to market conditions, meet capital needs, or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest.

To service our indebtedness and other cash needs, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to satisfy our debt obligations and to fund any planned capital expenditures, dividends, and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness. Prevailing economic conditions and financial, business, competitive, legislative, regulatory, and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we are unable to make payments, refinance our debt or obtain new financing under these circumstances, we may consider other options, including:

•	sales of assets;

•	sales of equity;

•	reduction or delay of capital expenditures, strategic acquisitions, investments, and alliances; or

•	negotiations with our lenders to restructure the applicable debt.

These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of the credit agreements governing the credit facilities may restrict us from adopting some of these alternatives. In the absence of sufficient cash flow from operating results and other resources, we could face substantial liquidity problems and could be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value, or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely impact our business, results of operation, and financial condition.

Any decline in the ratings of our corporate credit could adversely affect our ability to access capital.

Any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital.

We are subject to fluctuations in interest rates.

Borrowings under our credit facilities are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolving portion of our credit facilities is fully drawn along with the outstanding term loan balance as of March 31, 2018, on a pro forma basis, each 0.5% change in assumed blended interest rates would result in an approximately $3.6 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.

Our only significant asset is ownership of our subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock.

We have no direct operations and no significant assets other than the ownership of our subsidiaries. We will depend on our subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our common stock. In addition, there are legal and contractual restrictions in agreements governing current and future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries. The earnings from, or other available assets of, our subsidiaries, may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Exercise of warrants for common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of April 30, 2018, we had warrants to purchase 1,354,810 shares of common stock outstanding. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Placement Warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to our Corporate Governance

We are a “controlled company” within the meaning of the applicable Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Clearlake controls a majority of the voting power of our outstanding common stock. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement:

•	that a majority of the board of directors consist of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

We may use these exemptions now or in the future. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Clearlake has a significant degree of control of us and their interests may conflict with ours or yours in the future.

Investment funds associated with or designated by Clearlake have a significant degree of control over the election of the members of our board of directors and thereby may control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our Charter and Bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Clearlake may have an interest in pursuing acquisitions, divestitures, and other transactions that, in our judgment, could enhance our profitability, even though such transactions might involve risks to you. For example, Clearlake could cause us to make acquisitions that increase our indebtedness. Clearlake may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, sales of assets, employee headcount levels, and initiatives to reduce costs and expenses.

As of March 31, 2018, Clearlake holds 54.7% of our common stock. So long as Clearlake continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, Clearlake will continue to be able to strongly influence or effectively control our decisions. In addition, so long as Clearlake continues to maintain this ownership, it will be able effectively to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for our shares of common stock as part of a sale.

In the event of a conflict between our interests and the interests of Clearlake we have adopted policies and procedures, specifically a Code of Business Conduct and Ethics and a Related Person Transactions Policy, to identify, review, consider and approve such conflicts of interest. In general, if an affiliate of a director, executive officer or significant stockholder, including Clearlake, intends to engage in a transaction involving us, such director, executive officer or significant stockholder must report such transaction for consideration and approval by our audit committee. We cannot provide assurances that our efforts and policies to eliminate the potential impacts of conflicts of interest will be effective.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, it may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Risks Related to Our Securities

Our stock price may be volatile and may decline regardless of our operating performance.

Our stock price is likely to be volatile. The trading prices of the securities of companies in our industry have been highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results, including as a result of the addition or loss of any number of clients;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	changes in operating performance and stock market valuations of our competitors or companies in similar industries;

•	the size of our public float;

•	price and volume fluctuations in the trading of our common stock and warrants and in the overall stock market, including as a result of trends in the economy as a whole;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy and data security;

•	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;

•	changes in our board of directors or management;

•	short sales, hedging, and other derivative transactions involving our common stock;

•	sales of large blocks of our common stock including sales by our executive officers, directors, and significant stockholders; and

•	other events or factors, including changes in general economic, industry and market conditions, and trends, as well as any natural disasters that may affect our operations.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. Stock prices of such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management, and harm our business.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In addition, certain holders of our common stock and warrants have “piggy-back” registration rights with respect to registration statements we file. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Businesses Startups Act of 2012 (the “ JOBS Act ”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an “emerging growth company” under the JOBS Act, we have elected to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or December 31, 2022. We anticipate that we will cease to be an “emerging growth company” on December 31, 2018. The information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, results of operations, or financial condition.

After we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we previously incurred. We are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of The Nasdaq Stock Market LLC. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company”, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

If the Nasdaq Capital Market delists our warrants, investors’ ability to transact in our warrants could be limited and adversely impacted.

Our warrants are traded and listed on the Nasdaq Capital Market (“ Nasdaq ”) under the symbol “CVONW.” Following the completion of the Business Combination, we were required to submit to Nasdaq data regarding round lot holders of our common stock and warrants. We currently expect to receive a formal notice from Nasdaq indicating that our warrants do not meet the minimum 400 round lot holder requirement for listing as set forth in Nasdaq Listing Rule 5515(a)(4), and accordingly will be delisted. We do not intend to appeal Nasdaq’s delisting determination. If Nasdaq delists our warrants, investors could face limited availability for market quotations for our warrants and reduced liquidity with respect to our warrants.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of November 30, 2017, by and among Forum Merger Corporation, FMC Merger Subsidiary Corp., FMC Merger Subsidiary LLC, Clearlake Capital Management III, L.P., and C1 Investment Corp.	Form 8-K	001-38053	2.1	December 1, 2017

3.1	Certificate of Amendment of Certificate of Incorporation	Form 8-K	001-38053	3.1	February 26, 2018

3.2	Amended and Restated Certificate of Incorporation	Form 8-K	001-38053	3.2	February 26, 2018

3.3	Amended and Restated Bylaws	Form S-4	333-221848	3.5	February 1, 2018

4.1	Specimen Warrant Certificate	Form S-1	333-217187	4.3	March 29, 2017

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

4.2	Warrant Agreement, dated February 22, 2018, between Continental Stock Transfer & Trust Company and ConvergeOne Holdings, Inc.	Form 8-K	001-38053	4.2	February 26, 2018

4.3	Specimen Common Stock Certificate	Form S-1	333-223837	4.3	March 22, 2018

4.4	Form of Unit Purchase Option, dated April 12, 2017, between Forum Merger Corporation and EarlyBirdCapital, Inc. and certain designees	Form S-1	333-217187	4.6	March 21, 2017

10.1	Stock Escrow Agreement, dated April 6, 2017 between Forum, Forum Investors I, LLC and Continental Stock Transfer & Trust Company	Form 8-K	001-38053	10.3	April 12, 2017

10.2	Registration Rights Agreement among Forum and Forum Investors I, LLC	Form 8-K	001-38053	10.4	April 12, 2017

10.3	Sponsor Earnout Letter and Amendment to Escrow Agreement, dated November 30, 2017	Form 8-K	001-38053	10.3	December 1, 2017

10.4	Amended and Restated Registration Rights Agreement by and among Forum, Forum Investors I, LLC, Clearlake Capital Management III, L.P. and other stockholders	Form 8-K	001-38053	10.4	February 26, 2018

10.5†	2018 Equity Incentive Plan	Form 8-K	001-38053	10.5	February 26, 2018

10.6†	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2018 Equity Incentive Plan	Form S-4	333-221848	10.16	February 1, 2018

10.7†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	Form S-4	333-221848	10.17	February 1, 2018

10.8†	2018 Employee Stock Purchase Plan	Form 8-K	001-38053	10.8	February 26, 2018

10.9†	Offer letter dated June 16, 2014 between C1 Holdings Corp. and John A. McKenna, Jr.	Form S-4	333-221848	10.19	December 1, 2017

10.10†	Offer letter dated June 16, 2014 between C1 Holdings Corp. and Jeffrey Nachbor	Form S-4	333-221848	10.20	December 1, 2017

10.11†	Offer letter dated June 16, 2014 between C1 Holdings Corp. and John Lyons	Form S-4	333-221848	10.21	December 1, 2017

10.12†	Offer letter dated June 16, 2014 between C1 Holdings Corp. and Paul Maier	Form S-4	333-221848	10.22	December 1, 2017

10.13†	Form of Indemnity Agreement	Form S-4	333-221848	10.23	February 1, 2018

10.14	Revolving Loan Credit Agreement dated June 20, 2017 among C1 Intermediate Corp., C1 Holdings Corp., ConvergeOne, Inc., the Lenders party thereto, Wells Fargo Commercial Distribution Finance, LLC, and Wells Fargo Bank, N.A.	Form S-4	333-221848	10.24	December 1, 2017

10.15	Guarantee and Collateral Agreement dated June 20, 2017 among C1 Intermediate Corp., ConvergeOne, Inc., C1 Holdings Corp., the Subsidiaries of C1 Holdings Corp. from time to time party thereto, and Wells Fargo Commercial Distribution Finance, LLC	Form S-4	333-221848	10.25	December 1, 2017

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

10.16	First Amendment to Revolving Loan Credit Agreement dated January 18, 2018 among C1 Intermediate Corp., C1 Holdings Corp., ConvergeOne, Inc., Annese & Associates, Inc., SPS Holdco, LLC, Strategic Products and Services, LLC, Providea Conferencing, LLC, RGTS, Inc., RGT Utilities, Inc., and Wells Fargo Commercial Distribution Finance, LLC	Form S-4	333-221848	10.30	January 26, 2018

10.17	Second Amendment to Revolving Loan Credit Agreement dated February 13, 2018 among C1 Intermediate Corp., C1 Holdings Corp., ConvergeOne, Inc., Annese & Associates, Inc., SPS Holdco, LLC, Strategic Products and Services, LLC, Providea Conferencing, LLC, RGTS, Inc., RGT Utilities, Inc., and Wells Fargo Commercial Distribution Finance, LLC	Form 8-K	001-38053	10.21	February 26, 2018

10.18	Third Amendment to Revolving Loan Credit Agreement, dated April 10, 2018, among C1 Intermediate Corp., C1 Holdings Corp., ConvergeOne, Inc., Annese & Associates, Inc., SPS Holdco, LLC, Strategic Products and Services, LLC, Providea Conferencing, LLC, ConvergeOne Unified Technology Solutions, Inc., ConvergeOne Technology Utilities, Inc., Alexander Open Systems, Inc., Arrow Systems Integration, Inc., ASI Dedicated Services, LLC, ASI Electrical Services, LLC, and Wells Fargo Commercial Distribution Finance, LLC.	Form 8-K	001-38053	10.3	April 11, 2018

10.19	Term Loan Agreement, dated as of April 10, 2018, among C1 Holdings Corp., C1 Intermediate Corp., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch.	Form 8-K	001-38053	10.1	April 11, 2018

10.20	Guarantee and Collateral Agreement, dated as of April 10, 2018, among C1 Intermediate Corp., C1 Holdings Corp., the subsidiaries of C1 Holdings Corp. from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch.	Form 8-K	001-38053	10.2	April 11, 2018

10.21††	Avaya Inc. Reseller Master Terms and Conditions dated July 3, 2002 by and between Avaya Inc. and North American Communications Resource, Inc. dba NACR, Inc.	Form S-4	333-221848	10.30	January 12, 2018

10.22††	Third Amendment to Avaya Inc. Reseller Master Terms and Conditions dated November 3, 2004 by and between Avaya Inc. and North American Communications Resource, Inc.	Form S-4	333-221848	10.31	January 12, 2018

10.23††	Fourth Amendment to Avaya Inc. Reseller Master Terms and Conditions dated March 7, 2007 by and between Avaya Inc. and North American Communications Resource, Inc.	Form S-4	333-221848	10.32	January 12, 2018

10.24††	Fifth Amendment to Avaya Inc. Reseller Master Terms and Conditions by and between Avaya Inc. and North American Communications Resource, Inc., dated May 14, 2007	Form S-4	333-221848	10.33	January 12, 2018

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

10.25††	Sixth Amendment to Avaya Inc. Reseller Master Terms and Conditions by and between Avaya Inc. and North American Communications Resource, Inc., dated September 28, 2007	Form S-4	333-221848	10.34	January 12, 2018

10.26††	Systems Integrator Agreement dated June 20, 2016 between Cisco Systems, Inc. and ConvergeOne, Inc.	Form S-4	333-221848	10.35	January 12, 2018

10.27††	Amendment No. 1 to the Systems Integrator Agreement dated June 30, 2016 between Cisco Systems, Inc. and ConvergeOne, Inc.	Form S-4	333-221848	10.36	January 12, 2018

10.28	Form of Subscription Agreement	Form 8-K	001-38053	10.1	December 1, 2017

31.1**	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#**	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ConvergeOne hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.
**	Filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	Confidential treatment has been granted for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the Securities and Exchange Commission.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ConvergeOne Holdings, Inc.

Date: May 10, 2018	By:	/s/ John A. McKenna, Jr.
John A. McKenna, Jr.
President and Chief Executive Officer and Chairman of the Board

Date: May 10, 2018	By:	/s/ Jeffrey Nachbor
Jeffrey Nachbor
Chief Financial Officer