Form 10-Q
period 2018-06-30
ConvergeOne Holdings, Inc.
filed 2018-08-09
CIK 1697152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

Shares of the registrant’s common stock, $0.0001 par value, outstanding at August 3, 2018: 76,398,309 shares.

CONVERGEONE HOLDINGS, INC. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash	$17,529	$13,475
Trade accounts receivable, less allowances	357,554	289,236
Inventories	25,161	14,717
Prepaid expenses and other current assets	14,864	9,294
Deferred customer support contract costs	44,057	35,151
Income tax receivable	20,509	10,576

Total current assets	479,674	372,449

Other Assets
Goodwill	331,377	331,456
Finite-life intangibles, net	166,552	173,642
Property and equipment, net	37,217	36,659
Deferred customer support contract costs, noncurrent	3,420	3,915
Non-current income tax receivable	579	2,620

Total other assets	539,145	548,292

Total assets	$1,018,819	$920,741

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$6,700	$5,652
Accounts payable	189,770	157,778
Customer deposits	20,580	22,498
Accrued compensation	22,431	34,522
Accrued other	38,267	27,362
Earnout consideration payable	66,000	—
Deferred revenue	91,203	68,127

Total current liabilities	434,951	315,939

Long-Term Liabilities
Long-term debt, net of debt issuance costs and current maturities	693,075	566,424
Deferred income taxes	4,838	18,056
Long-term income tax payable	38	1,563
Deferred revenue and other long-term liabilities	14,084	13,118

Total long-term liabilities	712,035	599,161

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 76,341,016 shares issued and outstanding as of June 30, 2018; 39,860,610 shares issued and outstanding as of December 31, 2017*	8	4
Class B convertible common stock, $0.0001 par value; 16,000,000 nonvoting shares authorized; 6,585,546 nonvoting shares issued and outstanding as of December 31, 2017*	—	1
Subscription receivable from related party	—	(1,805)
Additional paid-in capital	48,775	13,464
Accumulated deficit	(176,950)	(6,023)

Total stockholders’ equity (deficit)	(128,167)	5,641

Total liabilities and stockholders’ equity (deficit)	$1,018,819	$920,741

*	Retroactively restated for the effect of the reverse recapitalization

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Technology offerings	$197,162	$106,203	$338,616	$194,168
Services	193,849	85,119	358,736	180,120

Total revenue	391,011	191,322	697,352	374,288

Cost of revenue
Technology offerings	152,529	81,544	258,135	150,288
Services	124,154	51,991	236,504	112,920

Total cost of revenue	276,683	133,535	494,639	263,208

Gross profit
Technology offerings	44,633	24,659	80,481	43,880
Services	69,695	33,128	122,232	67,200

Total gross profit	114,328	57,787	202,713	111,080

Operating expenses
Sales and marketing	51,144	28,079	97,698	58,247
General and administrative	27,767	9,695	56,311	21,604
Transaction costs	6,204	922	12,051	2,035
Depreciation and amortization	12,018	6,959	23,357	13,985

Total operating expenses	97,133	45,655	189,417	95,871

Operating income	17,195	12,132	13,296	15,209

Other (income) expense
Interest income	(17)	(4)	(65)	(7)
Interest expense	26,507	22,785	37,735	31,781
Preliminary bargain purchase gain	5,085	—	(10,973)	—
Other expense, net	9	5	26	5

Total other expense, net	31,584	22,786	26,723	31,779

Loss before income taxes	(14,389)	(10,654)	(13,427)	(16,570)
Income tax (benefit) expense	(6,928)	713	(14,772)	(2,082)

Net income (loss)	(7,461)	(11,367)	1,345	(14,488)

Earnout consideration	1,436	—	(124,005)	—

Net loss available to common shareholders	$(6,025)	$(11,367)	$(122,660)	$(14,488)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.29)	$(1.93)	$(0.36)

Weighted average number of shares outstanding:
Basic and diluted	75,222,455	39,860,619	63,487,614	39,870,980

Cash dividends declared per common share	$0.02	$—	$0.02	$—

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

					Class B		Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017, as previously reported	—	$—	89,766,294	$9	14,830,683	$1	$(1,805)	$13,459	$(6,023)	$5,641
Retroactive conversion of shares	—	—	(49,905,684)	(5)	(8,245,137)	—	—	5	—	—

Balance at December 31, 2017, effect of reverse recapitalization (Note 2)	—	—	39,860,610	4	6,585,546	1	(1,805)	13,464	(6,023)	5,641
Effect of reverse recapitalization	—	—	31,339,391	3	(6,585,546)	(1)	—	(18,305)	(48,267)	(66,570)
Repayment of stock subscription receivable	—	—	—	—	—	—	1,805	—	—	1,805
Stock-based compensation expense	—	—	—	—	—	—	—	4,904	—	4,904
Earnout consideration	—	—	5,141,015	1	—	—	—	59,337	(124,005)	(64,667)
Repurchase of warrants	—	—	—	—	—	—	—	(9,098)	—	(9,098)
Dividends paid	—	—	—	—	—	—	—	(1,527)	—	(1,527)
Net income	—	—	—	—	—	—	—	—	1,345	1,345

Balance at June 30, 2018	—	$—	76,341,016	$8	—	$—	$—	$48,775	$(176,950)	$(128,167)

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,345	$(14,488)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Preliminary bargain purchase gain	(10,973)	—
Depreciation of property and equipment in operating expense	5,258	2,805
Depreciation of property and equipment in cost of revenue	2,792	690
Amortization of finite-life intangibles	18,099	11,180
Change in fair value of acquisition-related contingent consideration	(956)	—
Deferred income taxes	(7,793)	(2,492)
Amortization of debt issuance costs	799	1,755
Loss on extinguishment of debt	14,732	13,638
Stock-based compensation expense	6,431	330
Other	(46)	5
Changes in assets and liabilities, net of business acquisition in 2018:
Trade accounts receivable	(3,892)	9,773
Inventories	(7,809)	1,101
Prepaid expenses, deferred customer support contract costs and other	(503)	(193)
Income tax receivable	(7,893)	—
Accounts payable and accrued expenses	(5,599)	(20,904)
Customer deposits	(1,919)	1,240
Income tax payable	(1,525)	(3,846)
Deferred revenue and other long-term liabilities	(1,910)	(1,437)

Net cash used in operating activities	(1,362)	(843)

Cash Flows from Investing Activities
Purchases of property and equipment	(7,595)	(3,891)
Acquisition of business, net of cash acquired	(27,030)	—

Net cash used in investing activities	(34,625)	(3,891)

Cash Flows from Financing Activities
Proceeds from revolving credit agreement	139,000	18,000
Repayment of revolving credit agreement	(119,000)	(18,000)
Proceeds from term notes, less discount	670,000	435,700
Payment on long-term debt	(562,325)	(414,138)
Payment of deferred financing costs	(9,414)	(5,330)
Payment of extinguishment charges	(5,684)	(3,353)
Dividends paid	(1,527)	—
Repurchase of common stock	—	(385)
Proceeds from subscription receivable	1,805	—
Proceeds from Forum cash	147,335	—
Payment of reverse recapitalization costs	(28,204)	—
Payment to former C1 Securityholders	(182,847)	—
Repurchase of warrants	(9,098)	—
Deferred offering costs	—	(1,772)

Net cash provided by financing activities	40,041	10,722

Net increase in cash	4,054	5,988
Cash - beginning of the period	13,475	9,632

Cash - end of the period	$17,529	$15,620

Supplemental disclosures of cash flow information
Interest paid	$25,315	$19,786
Income taxes paid	187	4,275
Supplemental disclosures of noncash investing and financing activities
Reverse recapitalization costs in accounts payable and accrued expenses, net of tax	$2,730	$—
Settlement of Earnout consideration payable	58,005	—
Earnout consideration payable	66,000	—
Deferred offering costs in accounts payable and accrued expenses	—	565
Liabilities assumed from Forum	317	—
Deferred financing costs in accounts payable and accrued expenses	392	465
Property and equipment purchases financed with accounts payable	753	34

See accompanying notes to condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the C1 audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1/A filed on April 24, 2018. There have been no changes to the Company’s significant accounting policies described in the consolidated financial statements for the year ended December 31, 2017 that have had a material impact on the condensed consolidated financial statements and related notes for the three and six months ended June 30, 2018. Accounting policies that are new as a result of the Merger have been included below.

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

Earnout Consideration

As discussed in Note 2—Business Combination/Merger, upon the completion of the Merger, the C1 Securityholders received a combination of cash and shares of ConvergeOne common stock in exchange for all of their C1 Securities. Subject to terms and conditions set forth in the Merger Agreement, the former C1 Securityholders have the contingent right to receive additional consideration for their former C1 Securities, in the form of cash and shares of ConvergeOne common stock (the “Earnout Consideration”, as defined in the Merger Agreement), based on specified Earnout Targets for 2018, 2019 and 2020 (“Earnout Years”) that may be accelerated. As of March 31, 2018, the Earnout Targets for 2018 and 2019 have been achieved. See Note 2 for the details of the Earnout Consideration.

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

Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued yet, and any dilutive equity instruments (warrants and options) that are “in-the-money”. The effect of the contingently issuable shares and dilutive equity instruments are included for the shorter of the date the underlying contracts were in existence to the end of the reporting period or the entire reporting period. However, diluted net loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

The Company does not intend to early adopt the new revenue recognition guidance. The Company is evaluating the effect of the revenue recognition ASUs. The evaluation includes selecting a transition method for these revenue recognition ASUs and determining the effect that the updated standards will have on the historical and future consolidated financial statements.

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

•

Subscription agreements entered into in connection with the Merger Agreement resulted in the issuance of 16,459,375 shares of common stock to private investors for an aggregate cash purchase price of $131,675,000 (the “PIPE Investment”). An additional subscription agreement had been entered into with one of the private investors for 1,500,000 shares for $12,000,000 (the “Deferred PIPE”) for which payment was due upon the Company’s completion of an effective registration statement that registered all of the shares issued in the PIPE for resale. See below for discussion of issuance of the Deferred PIPE common shares for the Deferred PIPE and the corresponding additional payments to C1 Securityholders.

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

•

The C1 Securityholders are entitled to additional consideration in a combination of cash and shares of ConvergeOne common stock (collectively, “Earnout Consideration”), if the Earnout Targets, as defined in the Merger Agreement, are met. As of March 31, 2018, the Earnout Targets for 2018 and 2019 have been achieved. See Earnout Consideration Payments discussion below.

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

•

Transaction expenses, net of tax, of $30,934,000 have been recorded as a cost of equity for the legal acquirer’s transaction costs, PIPE related costs, and our costs related to effectuating the reverse recapitalization which is an equity transaction.

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

The following is a summary of the reverse recapitalization, as recorded in the condensed consolidated statement of stockholders’ equity (deficit) (in thousands):

	Cash	Noncash	Total
Proceeds from Forum cash, including proceeds from PIPE	$147,335	$—	$147,335
Payments made to C1 Security holders in exchange for all of their C1 Securities	(182,654)	—	(182,654)
Reverse recapitalization expenses, net of tax	(28,204)	(2,730)	(30,934)
Assumption of Forum liabilities	—	(317)	(317)

	$(63,523)	$(3,047)	$(66,570)

C1 provided cash towards the payment to the C1 Securityholders	$35,240	$—	$35,240

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

(3)	The Earnout Targets to be met, which are calculated using a trailing twelve months methodology, are as follows:

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

(5)	In the event that the Earnout EBITDA (as measured using the methodology set forth in the Merger Agreement) on any Measurement Date occurring within

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

Earnout Consideration Measurement as of June 30, 2018

The thresholds for the Earnings Targets for 2018 and 2019 were met as of March 31, 2018, the first Measurement Date. Accordingly, based on the terms of the Merger Agreement, in connection with meeting two of the three Earnings Targets, the former C1 Securityholders were entitled to receive an aggregate of $66 million in cash and 5,162,500 newly issued shares of common stock, after deducting 1,437,500 Sponsor Earnout Shares which vested and immediately became participating securities. The Sponsor Earnout Shares remain subject to a lock-up agreement for 180 days from the closing date of the merger. The Company recorded the estimated value of the Earnout consideration as of March 31, 2018 and adjusted the amounts to actual during the three months ended June 30, 2018.

The aggregate net Earnout Stock Payments of 5,162,500 shares were issued after the approval process was completed on May 22, 2018. Approximately 21,000 of the new shares were immediately forfeited by the C1 Securityholders for the payment of income taxes. As noted above, payment of the Earnout Cash Payments are subject to limitations and restrictions on cash distribution, as described in the Merger Agreement and set forth in the Company’s debt facilities. After the approval process was completed, Clearlake elected to defer a decision on the Cash Shortfall until the next quarterly Measurement Date, which is June 30, 2018. The review and approval process for the June 30, 2018 Measurement Date will occur during August 2018, at which time Clearlake has the right to continue to defer any Cash Shortfall to the next Measurement Date, September 30, 2018, or direct the Company to issue equivalent shares of common stock to settle the Earnout Cash Payments. The liability for the 2018 and 2019 Earnout Cash Payments of $66,000,000 is recorded on the condensed consolidated balance sheet, and as of June 30, 2018 represents approximately 7.1 million of equivalent common shares, based on the measurement terms in the Merger Agreement.

The fair value of the 2018 and 2019 Earnout Stock Payments that were issued to the former C1 Securityholders in May 2018 and the fair value of the Sponsor Earnout Shares that vested in May 2018, when the Earnings Targets were officially approved, aggregated to $59,532,000, which has been recorded as an equity transaction during the six months ended June 30, 2018. The fair value had been estimated as $60,984,000 at March 31, 2018 and was subsequently adjusted when the shares were actually issued and vested.

A portion of the total Earnout Consideration is payable to the former C1 option holders, who must continue to be employed by the Company as of the payment date in order to receive their pro rata share of the Earnout Consideration. Management has recorded compensation expense related to the pro rata portion of the Earnout Stock Payments that were issued in May and the pro rata portion of the Earnout Cash Payments that has been accrued but not yet paid and is expected to be given to the former C1 option holders at a future date. The compensation was measured using the provisions set forth in the Merger Agreement which aggregated to approximately $1.5 million, all of which was recorded during the six months ended June 30, 2018.

The total Earnout Consideration that was recognized during the six months ended June 30, 2018 was $125,532,000, which includes the $1.5 million for the former C1 option holders. The net amount of $124,005,000 has been treated as a reduction to net income (loss) available to common shareholder for earnings per share purposes for the six months ended June 30, 2018. See Note 8. The total Earnout Consideration was estimated as $126,984,000 at March 31, 2018 and was subsequently adjusted when the Earnout Stock Payment shares were actually issued and the Sponsor Earnout Shares vested and final measurement occurred.

The shares issued in connection with the Earnout provisions represented contingently issuable shares as of March 31, 2018, which for earnings per share purposes are included in weighted average shares outstanding when it appears that there are no further contingences to be resolved. These shares have been factored into the earnings per share calculations for the three and six months ended June 30, 2018 as contingently issuable shares as of March 31, 2018.

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

Arrow Systems Integration, Inc.

On March 1, 2018, the Company, through its subsidiary ConvergeOne, acquired Arrow Systems Integration, Inc. (“ASI”) for cash consideration of $28,376,000. During the six months ended June 30, 2018, the Company incurred transaction costs of $484,000 related to the acquisition and included the amount in transaction costs on the condensed consolidated statements of operations.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The fair value of the net assets acquired was approximately $39,349,000. The excess of the aggregate fair value of the net assets acquired of $10,973,000 has been accounted for as a gain on bargain purchase in accordance with Accounting Standards Codification (“ASC”) 805 and included in preliminary bargain purchase gain on the consolidated statement of operations for the six months ended June 30, 2018. The bargain purchase gain is due to the seller divesting a non-core asset from its overall business. The Company acquired a significant income tax benefit pertaining to a goodwill write-off.

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

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed (in thousands) of ASI acquired on March 1, 2018:

Assets Acquired:
Cash	$716
Trade accounts receivable	64,426
Inventories	2,635
Prepaid expenses	1,752
Deferred customer support contract costs	11,743
Property and equipment	337
Customer relationships	9,000
Deferred income taxes	7,782
Noncompetition agreements	300

Total assets acquired	98,691

Liabilities Assumed:
Accounts payable and accrued expenses	(33,390)
Deferred revenue and long-term liabilities	(25,952)

Total liabilities assumed	(59,342)

Net assets acquired	$39,349

Purchase Price	28,376

Preliminary bargain purchase gain	$10,973

Adjustments to preliminary amounts made during the three months ended June 30, 2018, which were the result of information that existed as of the acquisition date, were recognized prospectively. The adjustments resulted in decreased preliminary bargain purchase gain by approximately $5,085,000 as a result of an increase in liabilities assumed of $9,962,000 offset by a decrease in purchase price of $2,266,000 and deferred income tax of $2,611,000.

Since the acquisition date of March 1, 2018, $77,356,000 of revenue and $12,867,000 of net income (inclusive of preliminary acquisition gain) are included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2018.

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

The Company estimated the fair value of the contingent consideration to be approximately $956,000 at December 31, 2017, based upon current assumptions as to projections of future events and operating performance, and consideration of market conditions. As of June 30, 2018, no additional contingent consideration is expected to be paid and the reduction in the fair value of the contingent consideration for the six months ended June 30, 2018 is included in the condensed consolidated statement of operations.

Unaudited Pro-Forma Information

Following are the supplemental consolidated results of the Company on an unaudited pro forma basis, as if the acquisition of ASI had been consummated on January 1, 2017. The pro forma results presented below show the impact of acquisition-related costs as well as the increase in interest expense related to acquisition-related debt (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$391,011	$257,302	$730,193	$505,089
Net income (loss)	(7,461)	(11,628)	538	(15,290)
Net income (loss) per share - basic and diluted	(0.10)	(0.29)	0.01	(0.38)

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

4. Trade Accounts Receivable

The following is a roll forward of our allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2018	2017
Balance at beginning of period	$1,480	$1,024
Amounts expensed (recovered)	(120)	1,006
Deductions(1)	(34)	(550)

Balance at end of period	$1,326	$1,480

(1)	Deductions include actual accounts written off, net of recoveries.

5. Goodwill and Finite-Life Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2017	$331,456
Measurement period adjustments	(2,436)
Other	2,357

Balance as of June 30, 2018	$331,377

During the six months ended June 30, 2018, goodwill increased by $2,357,000 associated primarily with an adjustment of deferred income taxes and decreased by $2,436,000 related to adjustments to the fair value of intangible assets acquired in 2017.

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

Finite-life intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Customer relationships	$219,576	$208,451
Trademarks	38,359	38,546
Noncompetition agreements	6,312	6,241
Internally developed software	541	541

	264,788	253,779
Less accumulated amortization	(98,236)	(80, 137)

Finite-life intangibles, net	$166,552	$173,642

During the three months ended June 30, 2018 and 2017, aggregate amortization expense was $9,367,000 and $5,550,000, respectively. During the six months ended June 30, 2018 and 2017, aggregate amortization expense was $18,099,000 and $11,180,000, respectively. Based on the recorded intangible assets at June 30, 2018, estimated amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$18 ,560
2019	36,689
2020	33,378
2021	30,301
2022	25,856
2023 and thereafter	21,768

Total	$166,552

6. Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Revolving line-of-credit	$40,000	$20,000
Term loan facility	670,000	562,325

Total long-term debt	710,000	582,325
Less unamortized original issue discount	(3,578)	(5,623)
Less unamortized deferred financing costs	(6,647)	(4,626)

Total long-term debt, net of debt issuance costs	699,775	572,076
Less current maturities	(6,700)	(5,652)

Long-term debt, net	$693,075	$566,424

April 2018 Credit Facilities

Senior Secured Term Loan

On April 10, 2018, certain of ConvergeOne Holdings, Inc.’s subsidiaries, C1 Intermediate Corp. and C1 Holdings Corp. (f/k/a ConvergeOne Holdings Corp.) entered into a Term Loan Agreement with Credit Suisse AG, Cayman Islands Branch as the administrative agent and collateral agent (the “Term Loan Agreement”). The Term Loan Agreement provides for senior secured term loans in the aggregate principal amount of $670,000,000 (the “Term Loans”). A portion of the proceeds of the Term Loans was used to repay the existing credit facilities including the outstanding indebtedness under the Revolver Agreement of $90,000,000 and to pay debt issuance costs. The remaining proceeds will be used for working capital needs and general corporate purposes. The Company incurred financing transaction costs of approximately $5,931,000 and an original issue discount of $3,700,000 related to the Term Loan Agreement which will be amortized over the life of the credit agreement.

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

The Term Loans bear interest at 2.75% above the alternate base rate or 3.75% above the Eurodollar rate, as described in the Term Loan Agreement. Interest on the Eurodollar rate Term Loans is payable on the last day of the Interest Period, as defined in the Term Loan Agreement, and interest on alternate base rate Term Loans is payable on the last day of each quarter. Borrowings under the Term Loans had an interest rate of 5.84% at June 30, 2018.

June 2017 Credit Facilities

Senior Secured Term Loan

On June 20, 2017, ConvergeOne Holdings Corp. (“Holdings”) and the Company’s subsidiary, and direct corporate parent of Holdings, C1 Intermediate Corp. (“Intermediate”) entered into a Term Loan Agreement (the “2017 Term Loan Agreement”) with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent. The 2017 Term Loan Agreement provides for senior secured term loans in the aggregate principal amount of $430,000,000 (the “Term Loans”). A portion of the proceeds of the Term Loans were used to repay the existing credit facilities and to pay debt issuance costs. The remaining proceeds were used for working capital needs and general corporate purposes.

Principal installments in the amount of $1,413,000 were due on the last business day of each quarter, commencing September 30, 2017, with the remaining outstanding principal amount to be paid on its maturity date of June 20, 2024.

The Company was permitted to repay outstanding Term Loans at any time without premium or penalty, unless such payment is made prior to June 20, 2018 in connection with a repricing transaction as described in the 2017 Term Loan Agreement, in which case the Company is required to pay a premium of 1% of the Term Loans so prepaid.

The Term Loans bore interest at 3.75% above the alternate base rate or 4.75% above the Eurodollar rate as described in the agreement. Interest on the Eurodollar rate Term Loans was payable on the last day of the Interest Period, as defined in the Term Loan Agreement, and interest on alternate base rate Term Loans was payable on the last day of each quarter.

The Company incurred financing transaction costs of approximately $4,778,000 and an original issue discount of $4,300,000 related to the Term Loan Agreement which the Company amortized over the term of the credit agreement.

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

The Company incurred financing transaction costs of approximately $2,208,000 and an original issue discount of $713,000 related to the incremental term loan joinder agreements. The Company expensed $1,793,000 of direct issuance costs incurred within interest expense on the consolidated statement of operations and amortized $1,128,000 over the remaining term of the credit agreement.

On April 10, 2018, concurrent with entering into the Term Loan Agreement, the Company terminated the 2017 Term Loan Agreement. The Company accounted for this termination as debt extinguishment and in accordance with the applicable accounting guidance for debt modification and extinguishments, and for interest costs accounting, the Company expensed $5,684,000 in extinguishment costs incurred including a 1% pre-payment penalty, the remaining unamortized deferred financing costs of $4,588,000, the remaining unamortized original issue discount of $4,443,000 and $17,000 of prepaid administrative fees relating to the 2017 Credit Facilities. The Company reported theses expenses within interest expense on the condensed consolidated statement of operations for the six months ended June 30, 2018.

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

At June 30, 2018, the Borrowing Base was $200,000,000. There were no letters of credit outstanding, the outstanding balance on the revolver was $40,000,000 and the outstanding floorplan balance was $58,509,000; therefore, the maximum borrowing available was $101,491,000 at June 30, 2018.

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

The outstanding balance of floorplan advances at June 30, 2018 was $58,509,000 and is included in accounts payable on the condensed consolidated balance sheet.

Debt Issuance Costs

The Company amortizes original issue discount and deferred financing costs (debt issuance cost) using the effective interest method over the life of the related instrument, and such amortization is included in interest expense in the consolidated statements of operations.

Debt issuance costs are as follows (in thousands):

	Revolving Line of Credit	Term Loan	Total
Balance as of December 31, 2017	$829	$9,420	$10,249
Additions	175	9,631	9,806
Extinguishment	—	(9,031)	(9,031)
Amortization	(109)	(690)	(799)

Balance as of June 30, 2018	$895	$9,330	$10,225

Long-term Debt Maturities

The approximate future principal payments on long-term debt are as follows (in thousands):

Years Ending December 31,	Debt
Remainder of 2018	$3,350
2019	6,700
2020	6,700
2021	6,700
2022	6,700
2023 and thereafter	639,850

Total	670,000
Revolving line-of-credit	40,000
Less unamortized debt issuance costs	(10,225)

Total debt	$699,775

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

All outstanding stock awards were accelerated and vested in full just prior to the Closing of the Merger, which resulted in a modification to the vesting terms of the Company’s stock awards. A portion of the modified stock awards were subject to re-measurement to current fair value, as a direct result of the modification, which resulted in an incremental $583,000 of fair value to be recorded as stock-based compensation expense over the life of the awards. All of the Company’s stock awards were immediately fully vested, canceled and exchanged for cash and shares of common stock upon completion of the Merger. As a result, the full amount of previously unrecognized stock-based compensation expense of $4,842,000, including the incremental $583,000, was recognized in full during the six months ended June 30, 2018.

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

On May 8, 2018, the Board of Directors declared a regular quarterly cash dividend in the cumulative amount of approximately $1,527,000 payable to Common stockholders on June 15, 2018 to stockholders of record as of May 25, 2018. The Company had a retained deficit at the time of declaration and, as a result, the dividend was recorded as a reduction to paid-in-capital.

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

Post-Merger

Upon completion of the Merger, the Sponsor distributed 3,919,125 shares of ConvergeOne common stock to its members, including the 2,156,250 Sponsor Earnout Shares which are treated as issued and outstanding. The Sponsor Earnout Shares are not considered participating for dividend purposes and net income per share calculations until released from forfeiture restrictions upon achievement of the Earnout Targets (“vested”). The Sponsor is not providing any post-Merger services and once the shares are vested they are included in weighted-average shares outstanding for net income per share computations. Additionally, the Sponsor distributed to its members Private Warrants for the purchase of 311,250 shares of ConvergeOne common stock at $11.50 per share. As discussed in Note 2, the 2018 and 2019 Earnings Targets were met and thus 1,437,500 Sponsor Earnout Shares are vested and treated as participating shares. The remaining 718,750 Sponsor Earnout Shares have not yet vested as of June 30, 2018.

Warrants to Purchase Common Stock

Warrants for the purchase of 8.9 million shares of common stock were issued by Forum as part of the units sold in its IPO in April 2017. Each unit was comprised of one share of Class A common stock, a warrant to purchase one half of one share of Class A common stock and a right to receive one-tenth of a share of Class A common stock upon the consummation of a business combination by Forum. Upon completion of the Merger, these warrants pertain to the purchase of ConvergeOne common stock and the terms and conditions remain the same.

On February 26, 2018, the Company initiated a Public Offer to Purchase for cash up to 8,936,250 warrants at a price of $0.95 per Warrant, net to the seller without interest and subject to certain conditions, until March 23, 2018 (the “Tender Offer”). The Company increased the offer price to $1.20 per Warrant and extended the Tender Offer period to April 20, 2018.

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

At June 30, 2018, there were a total of 1,354,810 warrants outstanding consisting of 1,091,060 Public Warrants originally sold as part of Units in the Forum IPO and 263,750 Placement Warrants.

The Company received a letter, dated June 19, 2018, from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq intends to suspend and then delist the Company’s warrants (NASDAQ: CVONW) from The Nasdaq Capital Market at the opening of business on June 28, 2018 for the failure to meet the requisite number of warrant holders requirement.

The Nasdaq has delisted the Company’s warrants (NASDAQ: CVONW) from The Nasdaq Capital Market, effective at the opening of the trading session on July 30, 2018 following a determination by Nasdaq that the Company’s warrants no longer qualified for listing pursuant to Listing Rule IM-5101-2.

Warrant Terms

Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on April 12, 2018. Pursuant to the warrant agreement, a warrant holder may exercise such warrants only for a whole number of shares of common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 90 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on February 22, 2023, the fifth anniversary of the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Company’s Redemption Right

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	At any time during the exercise period,

•	Upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

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

Unit Purchase Option

As part of its IPO, in April 2017 Forum sold to its primary underwriter, EBC, and its designees, for $100, a UPO to purchase up to a total of 1,125,000 Units exercisable at $10.00 per Unit. The option represents the right to purchase up to 1,237,500 shares of common stock (which includes 112,500 shares which will be issued for the Rights included in the Units) and warrants to purchase 562,500 shares of common stock at $11.50 per share for an aggregate maximum amount of $6,468,750. Forum accounted for the UPO, inclusive of the receipt of $100 cash payment, as an expense of its IPO resulting in a charge directly to stockholders’ equity.

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

The Board initially authorized an Offering beginning on May 1, 2018 and ending on June 30, 2018 (the “Initial Offering”). Following the end of the Initial Offering, a new Offering (“Subsequent Offering”) will automatically begin on the day that immediately follows the conclusion of the preceding Offering. Each Subsequent Offering will be approximately six months long, and will consist of one Purchase Period ending on June 30 and December 31 each year. The Board may change the terms and dates of Subsequent Offerings and Purchase Periods pursuant to the terms of the Purchase Plan.

The Initial Offering consisted of one Purchase Period, ending on June 30, 2018. The Initial Offering resulted in 57,293 shares being issued in July, 2018. Stock-based compensation expense of approximately $62,000 was recognized in the three and six months ended June 30, 2018 related to the Initial Offering.

Expense

Stock-based compensation expense recognized for all equity awards for the three and six months ended June 30, 2018, was $45,000 and $6,431,000, respectively. Stock-based compensation expense recognized for all equity awards for the three and six months ended June 30, 2017 was $174,000 and $330,000, respectively.

The increase in expense for the six months ended June 30, 2018 was the result of recognizing the full amount of unrecognized C1 stock-based compensation expense of $4,842,000 upon the Closing of the Merger on February 22, 2018, including the expense related to the re-measurement of a portion of the C1 stock options just prior to the Closing, and $1,527,000 of compensation expense recorded for the portion of the Earnout Consideration payable to the former C1 option holders (see Note 2). Approximately $647,000 of the $1,527,000 of deemed compensation expense is recorded in the condensed consolidated statement of stockholders’ equity (deficit) and the remainder is recorded in the earnout consideration payable on the condensed consolidated balance sheet.

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

In the Company’s consolidated statement of operation for the three and six months ended June 30, 2017, the Class B common stockholders did not participate in the net loss. There were no Class A dilutive securities for the three and six months ended June 30, 2017. As a result, diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2017, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding to reflect the Merger Exchange Ratio as described in Notes 2 and 7.

There were no Class A dilutive securities for the period from January 1, 2018 to the Merger date.

Post-Merger

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, and the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued. The contingently issuable shares of common stock pertain to those shares to be issued and vested when the Company meets the Earnings Targets established as part of the Merger Agreement as described in Note 2—Business Combination/Merger.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, which is computed by subtracting the Earnout Consideration from net income, by the weighted-average number of shares of common stock outstanding during the period, as adjusted for the Sponsor Earnout Shares that are not participating securities until vested, the effect of shares that were contingently issuable for which the contingency has been resolved, whether or not those shares have been issued yet, and any dilutive equity instruments (warrants and options) that are “in-the-money”. The effect of the contingently issuable shares and dilutive equity instruments are included for the shorter of the date the underlying contracts were in existence to the end of the reporting period or the entire reporting period. However, diluted net loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

For the three months and six ended June 30, 2018, the Company adjusted the weighted-average number of C1 Class A common shares outstanding from January 1, 2018 to the Merger date of February 22, 2018, to retroactively adjust those share amounts to reflect the Merger Exchange Ratio as described in Notes 2 and 7.

As of June 30, 2018, there were 13,717,054 equivalent shares of common that were evaluated for purposes of including in weighted-average shares outstanding. The actual amount of common share equivalents that were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2018 was 7,117,054 and 6,421,547, respectively, as their effect was anti-dilutive.

Additionally, all of the Company’s outstanding warrants to purchase common stock and the UPO were excluded from the computation of weighted-average shares outstanding for dilutive purposes during the three and six months ended June 30, 2018, due to the instruments having exercise prices in excess of the market value of the Company’s common stock. These instruments could result in dilution in future periods.

•	There were warrants outstanding for the purchase of 1,354,810 shares of common stock at $11.50 per share at June 30, 2018.

•

The UPO that is outstanding at June 30, 2018 represents the right to purchase 1,125,000 Units at $10.00 per share, which would result in the issuance of 1,237,500 shares of common stock and warrants for the purchase of 562,500 shares of common stock at $11.50 per share.

The following is a summary of the information used to compute basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(7,461)	$(11,367)	$1,345	$(14,488)
Earnout consideration	1,436	—	(124,005)	—

Net loss available to common shareholders	$(6,025)	$(11,367)	$(122,660)	$(14,488)

Denominator:
Weighted-average shares outstanding during the period - basic and diluted (1)	75,222,455	39,860,619	63,487,614	39,870,980

Net loss per common share:
Basic and diluted (1)	$(0.08)	$(0.29)	$(1.93)	$(0.36)

(1)	Share amounts were retroactively adjusted for the reverse recapitalization (see Note 2)

9. Fair Value Measurements

For certain of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable, and accrued expenses, the carrying value approximates fair value due to the short-term maturities of these instruments.

The fair value of the Company’s long-term debt as of June 30, 2018 and December 31, 2017 approximates the carrying value of $710,000,000 and $582,325,000, respectively. The Company uses significant other unobservable inputs to estimate fair value (Level 3 of the fair value hierarchy) of long-term debt based on the present value of future cash flows, interest rates, maturities and collateral requirements available for companies with similar credit ratings.

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

10. Major Vendors and Economic Dependence

The Company has numerous technology partners whose communication products are purchased and resold. Although the Company purchases from a diverse vendor base, products manufactured by two of our vendors, Avaya Inc. (“Avaya”) and Cisco Systems, Inc. (“Cisco”), represented the majority of the Company’s technology offerings revenue.

Avaya-related revenue represented 20% and 24% for the three months ended June 30, 2018 and 2017; and, 20% and 22% for the six months ended June 30, 2018 and 2017, respectively. Cisco-related revenue represented 43% and 33% for the three months ended June 30, 2018 and 2017; and, 39% and 34% for the six months ended June 30, 2018 and 2017, respectively.

The Company has one distributor that supplies a significant portion of its Avaya communication products.

At June 30, 2018 and December 31, 2017, the Company owed $19,871,000 and $28,146,000, respectively, to this distributor.

11. Operating Leases

The Company leases office and warehouse space and vehicles under operating lease agreements that expire on various dates through 2026.

Approximate future minimum annual rental commitments under these operating leases as of June 30, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2018	$4,762
2019	6,981
2020	5,626
2021	4,697
2022	3,680
2023 and thereafter	4,667

Total	$30,413

Rent expense was $2,914,000 and $5,401,000 for the three and six months ended June 30, 2018 and $1,044,000 and $2,162,000 for the three and six months ended June 30, 2017, respectively.

12. Employee Benefit Plans

The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expense during the three and six months ended June 30, 2018 was $1,506,000 and $3,029,000, respectively. Company contribution expense during the three and six months ended June 30, 2017 was $634,000 and $1,950,000, respectively.

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

The Company’s estimated annual effective tax rate (excluding discrete items) for the six months ended June 30, 2018 and 2017 is 49.1% and 13.7%, respectively. The Company’s annual effective tax rate differs from the federal statutory rate due to state taxes and non-deductible permanent items. The increase in the annual effective tax rate from the prior year is primarily driven by the impact of non-deductible permanent tax items offset by the decrease in the U.S. corporate income tax rate on income or loss before taxes.

The Company’s effective income tax rate (after discrete items) for the six months ended June 30, 2018 and 2017 is 110.0% and 12.6%, respectively. The increase in the effective income tax rate from the prior period is driven by a combination of two factors. One factor is that the Company experienced significant or unusual discrete benefit items of $6.7 million in the current period and when combined with a net loss before income taxes, it causes the effective income tax rate to increase. These discrete items primarily include a bargain purchase gain that is not recognized for tax purposes and excess tax benefits associated with stock-based compensation payments. The other factor is that the impact of non-deductible permanent tax items result in an incremental increase to the effective income tax rate when combined with a net loss before taxes.

Certain of the Company’s historical net operating losses are subject to Internal Revenue Code Section 382 limitations which have been considered in determining the amount of available net operating loss carryforwards. The Company has federal net operating loss carryforwards of $4.3 million that begin to expire in 2031 if not utilized. The Company also has $21.7 million of various state net operating loss carryforwards that begin to expire in 2020 if not utilized.

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

During the three months ended June 30, 2018, the previously recorded uncertain tax position was settled with the IRS unfavorably and reclassified to current income taxes. There was no overall impact to the effective tax rate as all liabilities were previously recorded.

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

Revenue by Technology Market

The following table presents total technology offerings revenue and services revenue by technology market, based on the Company’s internal classification of revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Technology Offerings
Collaboration	$94,915	$52,524	$156,019	$96,199
Enterprise Networking, Data Center, Cloud and Security	102,247	53,679	182,597	97,969

	$197,162	$106,203	$338,616	$194,168

Services
Collaboration	$162,283	$68,039	$302,575	$146,615
Enterprise Networking, Data Center, Cloud and Security	31,566	17,080	56,161	33,505

	$193,849	$85,119	$358,736	$180,120

Total
Collaboration	$257,198	$120,563	$458,594	$242,814
Enterprise Networking, Data Center, Cloud and Security	133,813	70,759	238,758	131,474

Total	$391,011	$191,322	$697,352	$374,288

15. Related-Party Transactions

In June 2014, the Company entered into a Management and Monitoring Services Agreement with Clearlake, pursuant to which Clearlake provided the Company advisory services and received fees and reimbursements of related out-of-pocket expenses. For the three and six months ended June 30, 2018, the expense under the agreement was nil and $221,000 respectively. For the three and six months ended June 30, 2017, the expense under the agreement was $375,000 and $750,000, respectively, which $375,000 was included in accrued expenses at June 30, 2017. In connection with the Merger, this agreement was terminated.

On August 17, 2017, the Company granted 530,772 options to purchase the Company’s Class B Common Stock to a newly appointed board member. On September 25, 2017, the board member early exercised the options for a total exercise price of $1,805,000 with payment in the form of a Recourse Promissory Note. The note bore interest at 2.6% and was paid in full upon the Closing of the Merger.

16. Subsequent Events

On August 8, 2018, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.02 per common share to be paid on September 14, 2018 to all stockholders of record as of the close of business on August 24, 2018. Future dividends will be subject to Board of Directors approval.

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

Our technical expertise and client-centric culture have led to long-standing and expanding client relationships. With approximately 1,700 highly skilled engineers and consulting professionals and approximately 360 sales professionals, we are able to deliver customized services and technology offerings to address the specific needs of our clients. Additionally, among our top 100 clients based on 2017 revenue, we have an average tenure of more than nine years. We generated 93% of our total revenue in 2017 from clients we served in a prior year, excluding the impact of our 2017 acquisitions.

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

For the six months ended June 30, 2018 and 2017, 51% and 48% of our total revenue, respectively, was derived from professional and managed, cloud, and maintenance services and 49% and 52% was derived from technology offerings. For the six months ended June 30, 2018 and 2017, 66% and 65% of our total revenue, respectively, was derived from our services and technology offerings in the collaboration market. The remaining 34% and 35% of our total revenue, respectively, was derived from our enterprise networking, data center, cloud, and security services and technology offerings. In 2018, we acquired Arrow Systems Integration, Inc. (“ASI”), and in 2017, we acquired Annese & Associates, Inc. (“Annese ”), SPS Holdco, LLC (“SPS ”), Rockefeller Group Technology Solutions, Inc. (“RGTS ”) and AOS, Inc. (“AOS ”), which significantly affect comparability of our 2018 and 2017 results of operations and metrics. Please see the section below titled “ Recent Acquisitions ” for further information regarding these acquisitions.

Services

During the six months ended June 30, 2018 and 2017, 32% and 35% of our services revenue, respectively, came from professional services and 68% and 65%, respectively, was derived from managed, cloud, and maintenance services. For the six months ended June 30, 2018 and 2017, services in the collaboration market comprised 84% and 81%, respectively, of our services revenue.

Technology Offerings

For the six months ended June 30, 2018 and 2017, 46% and 50% of our technology offerings revenue, respectively, was generated by technology offerings in the collaboration market.

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

See further discussion in our Registration Statement on Form S-1/A filed on April 24, 2018.

Recent Acquisitions

In March 2018, we acquired ASI for cash consideration of $28.4 million. The acquisition increases our collaboration business.

In December 2017, we acquired AOS for cash consideration of $65.2 million. The acquisition increases our presence in the Midwest and broadens our portfolio of collaboration services and solutions capabilities.

In September 2017, we acquired RGTS for cash consideration of $20.9 million. The acquisition increases our presence in the New York City market and brings additional capabilities in collaboration and cloud.

In August 2017, we acquired SPS for cash consideration of $51.1 million. The acquisition brought additional solutions and services capabilities in collaboration and video.

In July 2017, we acquired Annese for cash consideration of $24.5 million. The Annese acquisition brought additional solutions and service capabilities in enterprise networking, security, collaboration, and cloud, backed by four decades of experience and expertise.

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

Results of Operations

The following tables set forth our consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue
Technology offerings	$197,162	$106,203	$338,616	$194,168
Services	193,849	85,119	358,736	180,120

Total revenue	391,011	191,322	697,352	374,288

Cost of revenue
Technology offerings	152,529	81,544	258,135	150,288
Services	124,154	51,991	236,504	112,920

Total cost of revenue	276,683	133,535	494,639	263,208

Gross profit
Technology offerings	44,633	24,659	80,481	43,880
Services	69,695	33,128	122,232	67,200

Total gross profit	114,328	57,787	202,713	111,080

Operating expenses
Sales and marketing	51,144	28,079	97,698	58,247
General and administrative	27,767	9,695	56,311	21,604
Transaction costs	6,204	922	12,051	2,035
Depreciation and amortization	12,018	6,959	23,357	13,985

Total operating expenses	97,133	45,655	189,417	95,871

Operating income	17,195	12,132	13,296	15,209

Other (income) expense
Interest income	(17)	(4)	(65)	(7)
Interest expense	26,507	22,785	37,735	31,781
Preliminary bargain purchase gain	5,085	—	(10,973)	—
Other expense, net	9	5	26	5

Total other expense, net	31,584	22,786	26,723	31,779

Loss before income taxes	(14,389)	(10,654)	(13,427)	(16,570)
Income tax (benefit) expense	(6,928)	713	(14,772)	(2,082)

Net income (loss)	(7,461)	(11,367)	1,345	(14,488)

Earnout consideration	1,436	—	(124,005)	—

Net loss to common shareholders	$(6,025)	$(11,367)	$(122,660)	$(14,488)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Technology offerings	$197,162	$106,203	$90,959	85.6%
Services	193,849	85,119	108,730	127.7%

Total revenue	$391,011	$191,322	$199,689	104.4%

Technology offerings as a percentage of total revenue	50.4%	55.5%
Services revenue as a percentage of total revenue	49.6%	44.5%

Total revenue increased $199.7 million, or 104.4%, to $391.0 million in the second quarter of 2018 from $191.3 million in the second quarter of 2017. The revenue increase was driven by the $108.7 million growth in our services and by a $91.0 million growth in technology offerings.

The technology offerings revenue increase is primarily attributable to recent acquisitions with revenue from the Annese, RGTS, AOS & ASI acquisitions of $75.0 million in the second quarter of 2018.

The services revenue growth was primarily driven by acquisitions and revenue growth for managed, cloud, and maintenance services due to new contracts. Services revenue from the Annese, RGTS, AOS and ASI acquisitions accounted for $62.5 million in the second quarter of 2018.

Revenue by Core Technology Market

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Collaboration revenue:
Technology offerings	$94,915	$52,524	$42,390	80.7%
Services	162,283	68,039	94,245	138.5%

Total collaboration revenue	$257,198	$120,563	$136,635	113.3%

Enterprise networking, data center, cloud, and security revenue
Technology offerings	$102,247	$53,679	$48,568	90.5%
Services	31,566	17,080	14,486	84.8%

Total enterprise networking, data center, cloud, and security revenue	$133,813	$70,759	$63,054	89.1%

Total revenue	$391,011	$191,322	$199,689	104.4%

Collaboration

The increase in collaboration services revenue of $94.2 million is primarily related to services revenue increases from the SPS, ASI and RGTS acquisitions. The increase in collaboration technology revenue of $42.4 million was primarily related to the SPS, ASI and RGTS acquisitions.

Enterprise, Networking, Data Center, Cloud, and Security

Enterprise, networking, data center, cloud, and security revenue increased $63.1 million, or 89.1%, to $133.8 million for the second quarter of 2018 from $70.7 million for the second quarter of 2017. The increase is primarily related to revenues from the Annese and AOS acquisitions.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of revenue
Technology offerings	$152,529	$81,544	$70,985	87.1%
Services	124,154	51,991	72,163	138.8%

Total cost of revenue	$276,683	$133,535	$143,148	107.2%

Gross profit
Technology offerings	$44,633	$24,659	$19,974	81.0%
Services	69,695	33,128	36,567	110.4%

Total gross profit	$114,328	$57,787	$56,541	97.8%

Gross Margin
Technology offerings	22.6%	23.2%
Services	36.0%	38.9%
Total gross margin	29.2%	30.2%

The increase in total gross profit is primarily attributed to the acquisitions made in 2017 and 2018.

Technology offerings gross margins as a percentage of revenue decreased primarily due to a shift in product mix from the collaboration market to the enterprise, networking, data center, cloud, and security market, which generally has lower gross margins.

Services gross margin decreased primarily due to impact of recent acquisitions which typically had lower gross margins as a percent of revenues.

Operating Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Sales and marketing	$51,144	$28,079	$23,065	82.1%
General and administrative	27,767	9,695	18,072	186.4%
Transaction costs	6,204	922	5,282	572.9%
Depreciation and amortization	12,018	6,959	5,059	72.7%

	$97,133	$45,655	$51,478	112.8%

Sales and Marketing Expense

The increase in sales and marketing expense was primarily driven by $15.0 million of additional expenses for operations of acquired businesses in the third and fourth quarters of 2017 and first quarter of 2018 and by increased salaries and benefits of $5.1 million, increased commissions and bonuses of $1.4 million, increased meetings and travel of $1.0 million and $0.6 million increase in office expenses, professional fees and other expenses.

General and Administrative Expense

The increase was primarily driven by $12.6 million of additional expenses for operations of acquired businesses in the third and fourth quarters of 2017 and first quarter of 2018, $2.2 million increase in salaries and benefits and $2.4 million of professional fees, other expenses and office expenses and by $0.9 million increase in bonus and commissions.

Transaction Costs

The increase in transaction costs was due to $1.4 million of additional transaction-related professional fees and expenses, including legal, accounting, tax, and advisory fees, $2.8 million of additional acquisition-related integration costs and $1.0 million of additional severance charges and employee retention bonuses.

Depreciation and Amortization

The increase in depreciation and amortization was primarily due to an increase in amortization due to recent acquisitions and purchases of property and equipment.

Other Expense, Net

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Other expense, net	$31,584	$22,786	$8,798	38.6%

Other expense change was primarily the result of a reduction in the preliminary bargain purchase gain by $5.1 million related to ASI and higher interest expense of $3.7 million associated with the losses on extinguishment of debt that occurred in the second quarter of 2018 over the second quarter of 2017 as well as increased debt balances as a result of borrowings used to partially pay for our recent acquisitions and closing of the merger.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Technology offerings	$338,616	$194,168	$144,448	74.4%
Services	358,736	180,120	178,616	99.2%

Total revenue	$697,352	$374,288	$323,064	86.3%

Technology offerings as a percentage of total revenue	48.6%	51.9%
Services revenue as a percentage of total revenue	51.4%	48.1%

Total revenue increased $323.1 million, or 86.3%, to $697.4 million in the first six months of 2018 from $374.3 million in the first six months of 2017. The revenue increase was driven by the $178.6 million growth in our services and by a $144.4 million growth in technology offerings.

The technology offerings revenue increase was primarily driven by acquisition activity from the Annese, RGTS, AOS & ASI acquisitions which accounted for $123.6 million of the increase in the first six months of 2018.

The services revenue growth was primarily driven by acquisitions and revenue growth for managed, cloud, and maintenance services due to new contracts. Services revenue from the Annese, RGTS, AOS and ASI acquisitions accounted for $100.2 million in the first six months of 2018.

Revenue by Core Technology Market

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Collaboration revenue:
Technology offerings	$156,019	$96,199	$59,820	62.2%
Services	302,575	146,615	155,960	106.4%

Total collaboration revenue	$458,594	$242,814	$215,780	88.9%

Enterprise networking, data center, cloud, and security revenue
Technology offerings	$182,597	$97,969	$84,628	86.4%
Services	56,161	33,505	22,656	67.6%

Total enterprise networking, data center, cloud, and security revenue	$238,758	$131,474	$107,284	81.6%

Total revenue	$697,352	$374,288	$323,064	86.3%

Collaboration

The increase in collaboration services revenue of $155.9 million is primarily related to services revenue increases from the SPS, ASI and RGTS acquisitions. The increase in collaboration technology revenue of $59.8 million was primarily related to the SPS, ASI and RGTS acquisitions.

Enterprise, Networking, Data Center, Cloud, and Security

Enterprise, networking, data center, cloud, and security revenue increased $107.3 million, or 81.6%, to $238.8 million for the first six months of 2018 from $131.5 million for the first six months of 2017. The increase is primarily related to revenues from the Annese and AOS acquisitions.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of revenue
Technology offerings	$258,135	$150,288	$107,847	71.8%
Services	236,504	112,920	123,584	109.4%

Total cost of revenue	$494,639	$263,208	$231,431	87.9%

Gross profit
Technology offerings	$80,481	$43,880	$36,601	83.4%
Services	122,232	67,200	55,032	81.9%

Total gross profit	$202,713	$111,080	$91,633	82.5%

Gross Margin
Technology offerings	23.8%	22.6%
Services	34.1%	37.3%
Total gross margin	29.1%	29.7%

The increase in total gross profit is primarily attributed to the acquisitions made in the third and fourth quarters of 2017 and first quarter of 2018.

Technology offerings gross margins as a percent of revenue increased slightly with a slight increase in mix of enterprise networking, data center, cloud and security technology offering revenues.

Services gross margin decreased primarily due to the impact of recent acquisitions which historically had lower gross margins.

Operating Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Sales and marketing	$97,698	$58,247	$39,451	67.7%
General and administrative	56,311	21,604	34,707	160.7%
Transaction costs	12,051	2,035	10,016	492.2%
Depreciation and amortization	23,357	13,985	9,372	67.0%

	$189,417	$95,871	$93,546	97.6%

Sales and Marketing Expense

The increase in sales and marketing expense was primarily driven by $24.4 million of additional expenses for operations of the Annese, AOS, ASI and RGTS businesses in 2018 and by increased salaries and benefits of $10.3 million, increased commissions and bonuses of $1.2 million, increased meetings and travel of $1.8 million, $0.8 million lower marketing development funds received, $0.4 million increase in office expenses and $0.5 million of marketing expense .

General and Administrative Expense

The increase in general and administrative expense was primarily driven by $22.3 million of additional expenses for operations of Annese, AOS, ASI and RGTS businesses in 2018 and $10.6 million increase in salaries and benefits and $2.1 million of professional fees, office expenses and other expenses partially offset by $0.3 million lower meetings and travel expense.

Transaction Costs

The increase in transaction costs was due to $3.9 million of additional transaction-related professional fees and expenses, including legal, accounting, tax, and advisory fees, $4.1 million of additional acquisition-related integration costs and $2.0 million of additional severance charges and employee retention bonuses.

Depreciation and Amortization

The increase in depreciation and amortization expense was primarily due to an increase in amortization due to recent acquisitions and purchases of property and equipment.

Other Expense, Net

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Other expense, net	$26,723	$31,779	$(5,056)	-15.9%

The net change in other expense was primarily the result of a preliminary bargain purchase gain of $11.0 million related to the ASI acquisition offset by higher interest expense associated with the losses on extinguishment of debt that occurred in the second quarter of 2018 over the second quarter of 2017 and increased debt balances as a result of additional borrowings used to partially pay for our recent acquisitions and closing of the merger.

Income Tax Benefit

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Income tax benefit	$(14,772)	$(2,082)	$(12,690)	609.5%

Our estimated annual effective tax rate (excluding discrete items) for the six months ended June 30, 2018 and 2017 is 49.1% and 13.7%, respectively. The increase in the annual effective tax rate from the prior year is primarily driven by the impact of non-deductible permanent tax items offset by the decrease in the U.S. corporate income tax rate on income or loss before taxes.

Our effective income tax rate (after discrete items) for the six months ended June 30, 2018 and 2017 is 110.0% and 12.6%, respectively. The increase in the effective income tax rate from the prior period is driven by a combination of two factors. One factor is that we experienced significant or unusual discrete benefit items of $6.7 million in the current period and when combined with a net loss before income taxes, it causes the effective income tax rate to increase. These discrete items primarily include a bargain purchase gain that is not recognized for tax purposes and excess tax benefits associated with stock-based compensation payments. The other factor is that the impact of non-deductible permanent tax items result in an incremental increase to the effective income tax rate when combined with a net loss before taxes.

Key Business Metrics - Non-GAAP Financial Measures

Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important of these measures include Adjusted Revenue, Gross Margin, Adjusted EBITDA, Adjusted Net Income, and Services Revenue as a Percentage of Total Revenue.

	Three Months		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Total Revenue	$391,011	$191,322	$697,352	$374,288
Adjusted Revenue	395,111	191,342	703,016	374,331

Services mix:
Professional services revenue as a percentage of total revenue	17%	17%	16%	17%
Managed, cloud, and maintenance services revenue as a percentage of total revenue	33	27	35	31

Services revenue as a percentage of total revenue	50%	44%	51%	48%

Gross Margin	29%	30%	29%	30%
Net income (loss)	$(7,461)	$(11,367)	$1,345	$(14,488)
Adjusted Net Income	22,750	2,584	33,823	6,119
Adjusted EBITDA	38,554	21,307	61,585	34,388

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Other Financial Data:
Adjusted Revenue (1)	$395,111	$191,342	$703,016	$374,331
Adjusted EBITDA (2)	$38,554	$21,307	$61,585	$34,388
Adjusted Net Income (3)	$22,750	$2,584	$33,823	$6,119

(1)

The reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Revenue for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$391,011	$191,322	$697,352	$374,288
Acquisition accounting adjustments	4,100	20	5,664	43

Adjusted Revenue	$395,111	$191,342	$703,016	$374,331

(2)

The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$(7,461)	$(11,367)	$1,345	$(14,488)
Depreciation and amortization (a)	13,351	7,317	26,149	14,675
Preliminary bargain purchase gain	5,085	—	(10,973)	—
Other expense, net	26,499	22,786	37,696	31,779
Income tax (benefit) expense	(6,928)	713	(14,772)	(2,082)

EBITDA	30,546	19,449	39,445	29,884
Stock-based compensation expense	45	174	6,431	330
Acquisition accounting adjustments (b)	1,700	9	3,264	3
Transaction costs (c)	6,204	922	12,051	2,035
Other costs (d)	59	753	394	2,136

Adjusted EBITDA	$38,554	$21,307	$61,585	$34,388

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

c)

Transaction costs of (1) $6.2 million for the three months ended June 30, 2018 include $1.8 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $3.3 million of acquisition-related integration costs, and acquisition-related expenses of $1.1 million related to severance charges and employee retention bonuses, and (2) $0.9 million for the three months ended June 30, 2017 include acquisition-related expenses of $0.4 million related to transaction-related professional fees and expenses, and $0.5 million of acquisition-related integration costs. Transaction costs of (3) $12.0 million for the six months ended June 30, 2018 include $4.9 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $5.0 million of acquisition-related integration costs, and acquisition-related expenses of $2.1 million related to severance charges and employee retention bonuses, and (4) $2.0 million for the six months ended June 30, 2017 include acquisition-related expenses of $1.0 million related to transaction-related professional fees and expenses, $0.9 million of acquisition-related integration costs and acquisition-related expenses of $0.1 million related to severance charges and employee retention bonuses.

d)

Other costs of (1) $0.4 million for the six months ended June 30, 2018 represent payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement which was terminated in connection with the Business Combination and one-time recruiting expenses, (2) $2.2 million for the six months ended June 30, 2017 include expenses of $1.3 million related to severance and related legal expenses and $0.9 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement, and (3)$0.8 million for the three months ended June 30, 2017 include expenses of $0.3 million related to severance and related legal expenses and $0.5 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement.

(3)

The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income for each of the periods presented is as follows. See “—Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$(7,461)	$(11,367)	$1,345	$(14,488)
Amortization of intangible assets	9,367	5,551	18,099	11,180
Amortization of debt issuance costs	358	849	799	1,755
Preliminary bargain purchase gain	5,085	—	(10,973)	—
Stock-based compensation expense	45	174	6,431	330
Costs related to debt financing (a)	14,732	13,638	14,732	14,194
Acquisition accounting adjustments (b)	1,700	9	3,264	3
Transaction costs (c)	6,204	922	12,051	2,035
Other costs (d)	59	753	394	2,136
Income tax impact of adjustments (e)	(7,339)	(7,945)	(12,319)	(11,026)

Adjusted net income	$22,750	$2,584	$33,823	$6,119

a)

Costs related to debt refinancing in the three and six months ended June 30, 2018 of $14.7 million consists of $5.7 million in extinguishment costs incurred including a 1% pre-payment penalty and $9.0 million write-off of unamortized debt financing transaction costs. Costs related to debt refinancing in the three months ended June 30, 2017 of $13.6 million consists of $3.4 million in extinguishment costs incurred including a 1% pre-payment penalty and $10.2 million write-off of unamortized debt financing transaction costs. Costs related to debt refinancing in the six months ended June 30, 2017 of $14.2 million consists of $3.4 million in extinguishment costs incurred including a 1% pre-payment penalty, $0.6 financing transaction costs and $10.2 million write-off of unamortized debt financing transaction costs.

b)	Acquisition accounting adjustments include charges associated with non-cash acquisition accounting fair value adjustments to deferred revenue and deferred customer support costs.

c)

Transaction costs of (1) $6.2 million for the three months ended June 30, 2018 include $1.8 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $3.3 million of acquisition-related integration costs, and acquisition-related expenses of $1.1 million related to severance charges and employee retention bonuses, and (2) $0.9 million for the three months ended June 30, 2017 include acquisition-related expenses of $0.4 million related to transaction-related professional fees and expenses, and $0.5 million of acquisition-related integration costs. Transaction costs of (3) $12.0 million for the six months ended June 30, 2018 include $4.9 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $5.0 million of acquisition-related integration costs, and acquisition-related expenses of $2.1 million related to severance charges and employee retention bonuses, and (4) $2.0 million for the six months ended June 30, 2017 include acquisition-related expenses of $1.0 million related to transaction-related professional fees and expenses, $0.9 million of acquisition-related integration costs and acquisition-related expenses of $0.1 million related to severance charges and employee retention bonuses.

d)

Other costs of (1) $0.4 million for the six months ended June 30, 2018 represent payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement which was terminated in connection with the Business Combination and one-time recruiting expenses, (2) $2.2 million for the six months ended June 30, 2017 include expenses of $1.3 million related to severance and related legal expenses and $0.9 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement, and (3)$0.8 million for the three months ended June 30, 2017 include expenses of $0.3 million related to severance and related legal expenses and $0.5 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement.

e)

Income tax impact of adjustments includes an estimated tax impact of the adjustments to net income (loss) at our average statutory tax rate of 26.0% and 40.0% for the three and six months ended June 30, 2018 and 2017, respectively, except for the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions.

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

We compensate for these limitations to Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income by relying primarily on GAAP results and using Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income only for supplemental purposes. Adjusted EBITDA and Adjusted Net Income include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business, and complicate comparisons of internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs, and the income tax impact of adjustments in order to facilitate a more useful period-over-period comparison of its financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.

Liquidity and Capital Resources

As of June 30, 2018, we had $17.5 million of cash. We believe our cash, cash flows from operations and availability of borrowings will be sufficient to support our planned operations for at least the next 12 months. We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our revolver. Our long-term needs primarily include meeting debt service requirements, working capital requirements, and capital expenditures. We may also pursue strategic acquisition opportunities that may impact our future cash requirements. There are a number of factors that may negatively impact our available sources of funds in the future including the ability to generate cash from operations and borrow on our debt facilities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategies and general economic conditions. The amount of cash available for borrowings under our various debt facilities is dependent on our ability to maintain sufficient collateral and general financial conditions in the marketplace.

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

Merger and Earnout Consideration

The following cash transactions resulted from the consummation of the merger with Forum which took place on February 22, 2018 (the “Closing”):

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

•

Transaction expenses, net of tax of $30,934,000 were incurred including the legal acquirer’s transaction costs, PIPE Investment related costs, and our costs related to effectuating the reverse recapitalization.

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

Clearlake will have the right to direct the Company to do either of the following with regard to the corresponding shortfall between the Permitted Cash Payment Amount and the Earnout Cash Payment that has been earned (“Permitted Cash Payment Shortfall” or “Cash Shortfall”): (i) pay the Cash Shortfall through the issuance of additional shares of common stock with an equivalent value equal to the Cash Shortfall, valued based on a twenty day trading period as defined in the Merger Agreement (“Earnout Cash Payment Shortfall Parent Shares” or “Shortfall Shares”) or (ii) provide notice to the Company that it elects to defer payment of the Cash Shortfall until the following Measurement Date. Clearlake shall have the option on each succeeding Measurement Date until the end of the Earnout Period to elect to be paid the applicable Shortfall Shares in full satisfaction of the Cash Shortfall or continue to defer payment. At the end of the Earnout Period, in the event that the Company has not paid a Cash Shortfall to the former C1 Securityholders, such Cash Shortfall shall automatically be converted into a right for the former C1 Securityholders to receive Shortfall Shares.

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

See Financial Statement Note 2—Business Combination/Merger for further discussion of Earnout Consideration and the initial Measurement Date results.

Indebtedness

In June 2017, we entered into a $430 million term loan agreement with a maturity date in June 2024. In July 2017, we borrowed an additional $75 million as an incremental term loan to partially fund our acquisitions, which also matured in June 2024. In October 2017, we borrowed an additional $60 million as an incremental term loan, which also matured in June 2024. In addition, in June 2017, we entered into a revolving loan agreement that provides a loan facility of $150 million and amended and restated the existing floorplan arrangement to extend credit in the form of floorplan advances, up to $150 million.

In February 2018, the revolver agreement was amended to increase the revolving loan facility amount to $200 million. The revolver agreement matures in June 2022.

On April 10, 2018, we paid off the existing term loan agreement in its entirety and entered into a new financing arrangement. We entered into a $670 million term loan agreement with a maturity date in April 2025. A portion of the proceeds of the term loan was used to repay the existing credit facilities including the outstanding indebtedness under the Revolver Agreement of $90 million and to pay debt issuance and debt extinguishment costs. The remaining proceeds will be used for working capital needs and general corporate purposes.

The principal installments in the amount of $1,675,000 are due on the last business day of each quarter commencing September 30, 2018, with the remaining outstanding principal amount to be paid on its maturity date of April 10, 2025.

The outstanding borrowing on the revolver as of June 30, 2018 was $40 million which was used for normal working capital purposes.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our revolving credit facility. Our management regularly monitors certain liquidity measures to monitor performance. We believe that the most important of those measures include net debt and available liquidity.

	June 30,	December 31,
	2018	2017
	(in thousands)
Net debt	$692,471	$568,850
Available liquidity	119,020	91,153

Net Debt

We define net debt as total debt less cash. The following table presents our calculation of net debt as of the dates indicated:

	June 30,	December 31,
	2018	2017
	(in thousands)
Long-term debt, net of debt issuance costs and current maturities	$693,075	$566,424
Plus unamortized debt issuance costs	10,225	10,249
Plus current maturities of long-term debt	6,700	5,652

Total debt	710,000	582,325
Less cash	17,529	13,475

Net debt	$692,471	$568,850

Available Liquidity

We calculate our available liquidity as the sum of cash from our consolidated balance sheet plus the amount available and unutilized on our revolving credit facilities.

The following table presents our calculation of available liquidity as of the dates indicated:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash	$17,529	$13,475
Unutilized revolver	101,491	77,678

Available liquidity	$119,020	$91,153

Cash Flows

The following table shows our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities	$(1,362)	$(843)
Investing activities	(34,625)	(3,891)
Financing activities	40,041	10,722

Operating Activities

Net cash used in operating activities consists of net income (loss) adjusted for noncash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, stock-based compensation, amortization of debt issuance costs, losses on extinguishments of debt or disposals of property and equipment, and for changes in net working capital assets and liabilities. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.

Net cash used in operating activities for the first six months of 2018 was $1.4 million. This was primarily attributable to net income before preliminary bargain purchase gain, depreciation and amortization, loss on extinguishment of debt and other of $29.7 million offset by working capital component changes that aggregate to a net $31.1 million provision of cash for operating activities. The most significant working capital component changes relate to: (1) a $5.6 million decrease in accounts payable and accrued expenses due to a decrease in the days outstanding as well as changes in the timing of payments (2) a $7.8 million increase in inventory due to timing of purchases and additional inventory from acquisitions and (3) a $7.9 million increase in income tax receivable.

Net cash used by operating activities for the first six months of 2017 was $0.8 million. This was primarily attributable to net income before preliminary bargain purchase gain, depreciation and amortization, loss on extinguishment of debt and other of $13.4 million offset by working capital component changes that aggregate to a net $14.3 million provision of cash for operating activities. The most significant working capital component changes relate to: (1) a $20.9 million decrease in accounts payable and accrued expenses due to a decrease in the days outstanding as well as changes in the timing of purchases offset by (2) a $9.8 million increase in accounts receivable driven by increased revenue in the first six months of 2017.

Investing Activities

Net cash used in investing activities for the first six months of 2018 was $34.6 million, primarily due to the ASI business acquisition net of cash acquired of $27.0 million and $7.6 million of capital expenditures.

Net cash used in investing activities for the first six months of 2017 was $3.9 million due to the purchase of equipment.

Financing Activities

Net cash provided by financing activities for the first six months of 2018 was $40.0 million and was primarily related to net additional borrowings on term debt including the revolving credit agreements of $127.6 million, plus proceeds from subscription receivable of $1.8 million, from Forum cash accounts of $147.3 million offset by payment of debt extinguishment costs and debt issuance costs of $15.1 million, payment to former C1 securityholders of $182.8 million, payment of reverse recapitalization costs of $28.2 million, the repurchase of warrants of $9.1 million and $1.5 million payment of dividends.

Net cash provided by financing activities for the first six months of 2017 was $10.7 million and was primarily related to net additional borrowings on term debt of $21.6 million offset by payment of debt extinguishment costs and debt issuance costs of $8.7 million, payment of deferred offering costs of $1.8 million and repurchase of common stock of $0.4 million.

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

Critical Accounting Policies and Estimates

There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Convergeone’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1/A filed on April 24, 2018..

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of June 30, 2018, we had $692.5 million of total debt subject to variable interest rates. Based on the amount outstanding as of June 30, 2018, if the interest rate on our borrowings were to increase or decrease by 100 basis points over a twelve month period, our annual interest cost on borrowings subject to variable interest rates would increase or decrease by $6.9 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We prepare our financial statements in conformity with generally accepted accounting principles, or U.S. GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, the American Institute of Certified Public Accountants, and various other bodies formed to interpret and create appropriate accounting policies. Technology offerings and services, and the manner in which they are bundled, are technologically complex and the characterization of these technology offerings and services requires judgment to apply revenue recognition policies. Any mischaracterization of these technology offerings and services could result in misapplication of revenue recognition policies. Future periodic assessments required by current or new accounting standards, including through the implementation of ASU 2014-09 as described in the notes to our condensed consolidated financial statements found elsewhere in this report, may result in non-cash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our clients’ decision to purchase from us or to finance transactions with us, which could adversely impact our business, results of operations, or financial condition.

Risks Related to Our Indebtedness

We face risks related to our substantial indebtedness.

As of June 30, 2018, we had total outstanding debt of $710 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt, and prevent us from meeting our obligations under our credit facilities. Substantially all of our assets are secured by our credit facilities. Our substantial indebtedness could have important consequences to us, including:

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

Borrowings under our credit facilities are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolving portion of our credit facilities is fully drawn along with the outstanding term loan balance as of June 30, 2018, on a pro forma basis, each 0.5% change in assumed blended interest rates would result in an approximately $4.4 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.

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

As of June 30, 2018, we had warrants to purchase 1,354,810 shares of common stock outstanding. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

As of June 30, 2018, Clearlake holds 55.4% of our common stock. So long as Clearlake continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, Clearlake will continue to be able to strongly influence or effectively control our decisions. In addition, so long as Clearlake continues to maintain this ownership, it will be able effectively to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for our shares of common stock as part of a sale.

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

Effective as of July 30, 2018, our warrants were delisted from the Nasdaq Capital Market, and as a result, investors’ ability to transact in our warrants is limited.

Our warrants were previously traded and listed on The Nasdaq Capital Market under the symbol “CVONW.” Following the completion of the Business Combination, we were required to submit to Nasdaq data regarding round lot holders of our common stock and warrants. On July 30, 2018, our warrants were delisted from The Nasdaq Capital Market following a determination by Nasdaq that the warrants do not meet the minimum 400 round lot holder requirement for listing as set forth in Nasdaq Listing Rule 5515(a)(4). As a result, investors face limited availability for market quotations for our warrants and reduced liquidity with respect to our warrants.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Effective as of June 20, 2018, the Company and Cisco Systems, Inc. entered into Amendment No. 2 (the “Cisco Amendment”) to the Systems Integrator Agreement originally dated June 20, 2016. Among other things, the Cisco Amendment updated certain annual volume purchase requirements and certification/specialization requirements to maintain eligibility under the Systems Integrator Agreement and extended the term of the Systems Integrator Agreement through June 20, 2020.

Item 6. – Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of November 30, 2017, by and among Forum Merger Corporation, FMC Merger Subsidiary Corp., FMC Merger Subsidiary LLC, Clearlake Capital Management III, L.P., and C1 Investment Corp.	Form 8-K	001-38053	2.1	December 1, 2017

3.1	Certificate of Amendment of Certificate of Incorporation	Form 8-K	001-38053	3.1	February 26, 2018

3.2	Amended and Restated Certificate of Incorporation	Form 8-K	001-38053	3.2	February 26, 2018

3.3	Amended and Restated Bylaws	Form S-4	333-221848	3.5	February 1, 2018

4.1	Specimen Common Stock Certificate	Form S-1	333-223837	4.3	March 22, 2018

10.1†**	Amended and Restated 2018 Employee Stock Purchase Plan

10.2+**	Amendment No. 2 to the Systems Integrator Agreement dated June 30, 2016 between Cisco Systems, Inc. and ConvergeOne, Inc.

31.1**	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#**	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*

The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ConvergeOne hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.

**	Filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
+

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Exchange Act and have been separately filed with the Securities and Exchange Commission.

#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ConvergeOne Holdings, Inc.

Date: August 9, 2018	By:	/s/ John A. McKenna, Jr.
John A. McKenna, Jr.
President and Chief Executive Officer and Chairman of the Board

Date: August 9, 2018	By:	/s/ Jeffrey Nachbor
Jeffrey Nachbor
Chief Financial Officer