Form 10-Q
period 2018-09-30
ConvergeOne Holdings, Inc.
filed 2018-11-02
CIK 1697152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of the registrant’s common stock, $0.0001 par value, outstanding at October 29, 2018: 76,398,309 shares.

CONVERGEONE HOLDINGS, INC. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of September 30, 2018	As of December 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$11,228	$13,475
Trade accounts receivable, less allowances	390,114	289,236
Inventories	34,719	14,717
Prepaid expenses and other current assets	15,326	9,294
Deferred customer support contract costs	41,534	35,151
Income tax receivable	23,595	10,576

Total current assets	516,516	372,449

Other Assets
Goodwill	342,758	331,456
Finite-life intangibles, net	163,951	173,642
Property and equipment, net	36,304	36,659
Deferred customer support contract costs and other, noncurrent	6,787	3,915
Non-current income tax receivable	580	2,620

Total other assets	550,380	548,292

Total assets	$1,066,896	$920,741

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$6,700	$5,652
Accounts payable	215,544	157,778
Customer deposits	21,631	22,498
Accrued compensation	38,210	34,522
Accrued other	34,174	27,362
Earnout consideration payable	99,000	—
Deferred revenue	87,569	68,127

Total current liabilities	502,828	315,939

Long-Term Liabilities
Long-term debt, net of debt issuance costs and current maturities	701,815	566,424
Deferred income taxes	3,792	18,056
Long-term income tax payable	—	1,563
Deferred revenue and other long-term liabilities	15,126	13,118

Total long-term liabilities	720,733	599,161

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 76,398,309 shares issued and 75,331,363 outstanding as of September 30, 2018; 39,860,610 shares issued and outstanding as of December 31, 2017*	8	4
Class B convertible common stock, $0.0001 par value; 16,000,000 nonvoting shares authorized; 6,585,546 nonvoting shares issued and outstanding as of December 31, 2017*	—	1
Subscription receivable from related party	—	(1,805)
Additional paid-in capital	78,864	13,464
Treasury stock, 1,066,946 shares held as of September 30, 2018	(10,044)	—
Accumulated deficit	(225,493)	(6,023)

Total stockholders’ equity (deficit)	(156,665)	5,641

Total liabilities and stockholders’ equity (deficit)	$1,066,896	$920,741

*	Retroactively restated for the effect of the reverse recapitalization

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Technology offerings	$193,507	$121,033	$532,123	$315,201
Services	211,247	124,379	569,983	304,499

Total revenue	404,754	245,412	1,102,106	619,700

Cost of revenue
Technology offerings	144,250	95,444	402,385	245,732
Services	142,157	79,045	378,661	191,965

Total cost of revenue	286,407	174,489	781,046	437,697

Gross profit
Technology offerings	49,257	25,589	129,738	69,469
Services	69,090	45,334	191,322	112,534

Total gross profit	118,347	70,923	321,060	182,003

Operating expenses
Sales and marketing	57,172	35,657	156,297	93,904
General and administrative	25,108	15,385	79,992	36,989
Transaction costs	4,116	3,920	16,167	5,955
Depreciation and amortization	12,064	9,127	35,421	23,112

Total operating expenses	98,460	64,089	287,877	159,960

Operating income	19,887	6,834	33,183	22,043

Other (income) expense
Interest income	(53)	(44)	(118)	(51)
Interest expense	12,362	9,772	50,097	41,553
Preliminary bargain purchase gain	(1,212)	—	(12,185)	—
Other expense, net	(168)	44	(142)	49

Total other expense, net	10,929	9,772	37,652	41,551

Income (loss) before income taxes	8,958	(2,938)	(4,469)	(19,508)
Income tax benefit	(5,540)	(4,241)	(20,312)	(6,323)

Net income (loss)	14,498	1,303	15,843	(13,185)

Earnout consideration	(63,041)	—	(187,047)	—

Net income (loss) available to common shareholders	$(48,543)	$1,303	$(171,204)	$(13,185)

Net income (loss) per common share:
Basic and diluted	$(0.64)	$0.03	$(2.53)	$(0.33)

Weighted average number of shares outstanding:
Basic and diluted	75,507,802	39,860,619	67,538,373	39,867,488

Cash dividends declared per common share	$0.02	$—	$0.04	$—

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Stock	Deficit	Total
Balance at December 31, 2017, as previously reported	—	$—	89,766,294	$9	14,830,683	$1	$(1,805)	$13,459	$—	$(6,023)	$5,641
Retroactive conversion of shares	—	—	(49,905,684)	(5)	(8,245,137)	—	—	5	—	—	—

Balance at December 31, 2017, before effect of reverse recapitalization (Note 2)	—	—	39,860,610	4	6,585,546	1	(1,805)	13,464	—	(6,023)	5,641
Effect of reverse recapitalization	—	—	31,339,391	3	(6,585,546)	(1)	—	(18,306)	—	(48,266)	(66,570)
Repayment of stock subscription receivable	—	—	—	—	—	—	1,805	—	—	—	1,805
Stock-based compensation expense	—	—	—	—	—	—	—	5,322	—	—	5,322
Earnout consideration	—	—	5,162,500	1	—	—	—	90,255	—	(187,047)	(96,791)
Payment of taxes for employee stock awards	—	—	(21,485)	—	—	—	—	(194)	—	—	(194)
Repurchase of warrants	—	—	—	—	—	—	—	(9,098)	—	—	(9,098)
Share repurchase	—	—	—	—	—	—	—	—	(10,044)	—	(10,044)
Employee stock purchase plan	—	—	57,293	—	—	—	—	476	—	—	476
Dividends paid	—	—	—	—	—	—	—	(3,055)	—	—	(3,055)
Net income	—	—	—	—	—	—	—	—	—	15,843	15,843

Balance at September 30, 2018	—	$—	76,398,309	$8	$—	$—	$—	$78,864	$(10,044)	$(225,493)	$(156,665)

See accompanying notes to condensed consolidated financial statements.

CONVERGEONE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$15,843	$(13,185)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preliminary bargain purchase gain	(12,185)	—
Depreciation of property and equipment in operating expenses	8,004	5,221
Depreciation of property and equipment in cost of revenue	4,183	1,112
Amortization of finite-life intangibles	27,417	17,891
Change in fair value of acquisition-related contingent consideration	(956)	—
Deferred income taxes	(10,180)	(3,991)
Amortization of debt issuance costs	1,213	2,205
Loss on extinguishment of debt	14,732	13,638
Stock-based compensation expense	7,530	521
Other	(145)	49
Changes in assets and liabilities, net of business acquisitions
Trade accounts receivable	(29,083)	(5,684)
Inventories	(13,738)	4,475
Prepaid expenses, deferred customer support contract costs and other	3,877	8,739
Income tax receivable	(10,961)	2
Accounts payable and accrued expenses	25,859	(22,028)
Customer deposits	(1,222)	(2,522)
Income tax payable	(1,562)	(6,618)
Deferred revenue and other long-term liabilities	(11,421)	(6,479)

Net cash provided by (used in) operating activities	17,205	(6,654)

Cash Flows from Investing Activities
Purchases of property and equipment	(10,635)	(7,251)
Acquisition of business, net of cash acquired	(42,965)	(97,543)

Net cash used in investing activities	(53,600)	(104,794)

Cash Flows from Financing Activities
Proceeds from revolving credit agreement	184,000	84,000
Repayment of revolving credit agreement	(154,000)	(58,000)
Proceeds from term notes, less discount	670,000	510,138
Payment on long-term debt	(564,000)	(415,213)
Payment of deferred financing costs	(9,806)	(6,513)
Payment of extinguishment charges	(5,684)	(3,353)
Dividends paid	(3,055)	—
Repurchase of common stock	(10,044)	(385)
Proceeds from issuance of common stock	476	—
Proceeds from subscription receivable	1,805	—
Proceeds from Forum cash	147,335	—
Payment of reverse recapitalization costs	(30,934)	—
Payment to former C1 Securityholders	(182,847)	—
Repurchase of warrants	(9,098)	—
Deferred offering costs	—	(1,175)

Net cash provided by financing activities	34,148	109,499

Net decrease in cash	(2,247)	(1,949)
Cash-beginning of the period	13,475	9,632

Cash-end of the period	$11,228	$7,683

Supplemental disclosures of cash flow information
Interest paid	$35,745	$27,712
Income taxes paid	140	4,272
Supplemental disclosures of noncash investing and financing activities
Settlement of Earnout consideration payable	$58,886	$—
Earnout consideration payable	128,161	—
Deferred offering costs in accounts payable and accrued expenses	—	1,219
Liabilities assumed from Forum	317	—
Property and equipment purchases financed with accounts payable	542	163
Contingent condsideration for business acquisition	—	4,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the C1 audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1/A filed on April 24, 2018. There have been no changes to the Company’s significant accounting policies described in the consolidated financial statements for the year ended December 31, 2017 that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2018. Accounting policies that are new as a result of the Merger have been included below.

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

Earnout Consideration

As discussed in Note 2—Business Combination/Merger, upon the completion of the Merger, the C1 Securityholders received a combination of cash and shares of ConvergeOne common stock in exchange for all of their C1 Securities. Subject to terms and conditions set forth in the Merger Agreement, the former C1 Securityholders have the contingent right to receive additional consideration for their former C1 Securities, in the form of cash and shares of ConvergeOne common stock (the “Earnout Consideration”, as defined in the Merger Agreement), based on specified Earnout Targets for 2018, 2019 and 2020 (“Earnout Years”) that may be accelerated. As of September 30, 2018, all three Earnout Targets have been achieved. See Note 2 for the details of the Earnout Consideration.

The Earnout Consideration is contingent on the Company meeting the pre-established Earnings Targets and thus is recorded, if and when earned or probable to be earned. The portion of the Earnout Consideration pertaining to the former C1 option holders, who are current employees of the Company, is accounted for as compensation when the Earnings Targets have been met. The Earnout Consideration pertaining to the former C1 shareholders is accounted for as an equity transaction when the Earnings Targets have been met. All the Earnings Targets have been met as of September 30, 2018.

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

The Nasdaq has delisted the Company’s warrants from The Nasdaq Capital Market, effective on July 30, 2018, following a determination by Nasdaq that the Company’s warrants no longer qualified for listing. See Note 7 —Stockholders’ Equity (Deficit).

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

Since revenues exceeded $1 billion for the nine months ended September 30, 2018, the Company will cease to be an “emerging growth company” on December 31, 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for accounting for revenue from contracts with customers. The model requires an entity to recognize revenue when or as a customer obtains control of promised goods or services at an amount to which the entity expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, making it effective for public entities for annual reporting periods beginning after December 15, 2017, and for nonpublic entities for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company will cease to be an “emerging growth company” on December 31, 2018 and accordingly, the Company will be required to apply the new standard in its annual report as of December 31, 2018.

The standard allows either a “full retrospective adoption” in which the standard is applied to all of the periods presented or a “modified retrospective adoption” with the cumulative effect recognized in retained earnings as of the date of adoption. The Company will adopt the new standard using the modified retrospective method.

The Company continues to refine its processes, system changes and internal controls necessary to support the requirements of the new standard. The Company does not expect that the new standard will have a material impact on the recognition of revenue except for the presentation of revenue and cost of revenue related to certain third-party maintenance contracts. The exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard has an effective date for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not currently intend to early adopt the new leasing guidance. The Company will cease to be an “emerging growth company” on December 31, 2018 and accordingly, the new standard will be effective for the Company for the year ending December 31, 2019. The Company is evaluating the effect of the leases standard ASUs. The evaluation includes selecting a transition method for these ASUs and determining the effect that the updated standards will have on the historical and future consolidated financial statements.

The FASB has issued the following additional ASUs to amend the guidance in ASU 2016-02, all of which have effective dates concurrent with the effective date of ASU 2016-02:

(1)

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides additional guidance around narrow areas of the new leases standard. These areas included, but are not limited to, the rate implicit in the lease, impairment of the net investment in the lease, and lessee reassessment of lease classification.

(2)

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which includes amendments to respond to implementation challenges and provide another option for transition. The transition option allows presentation of comparative period financial statements in the year of adoption of the new leases standard.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, to amend the disclosure requirements related to fair value measurements. These amendments include, but are not limited to, additional disclosures related to the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard has an effective date for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods in the Consolidated Statements of Operations for presentation purposes. The reclassification had no effect on total operating expenses, net income (loss), or accumulated deficit.

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

Earnout Consideration Measurement as of September 30, 2018

The thresholds for the Earnings Targets for 2018 and 2019 were met as of March 31, 2018, the first Measurement Date. Management believes the Company’s calculations of Earnout EBITDA, made in accordance with the terms of the Merger Agreement, indicate that the threshold for the Earnings Target for 2020 has been met as of September 30, 2018. Although a final determination will not be made until a formal review and approval process has been completed with the parties to the Merger Agreement, for accounting purposes it is considered probable that the calculations will be approved and the 2020 Earnings Target construed to be officially met. Accordingly, based on the terms of the Merger Agreement, in connection with meeting all three of the Earnings Targets, the former C1 Securityholders were entitled to receive an aggregate of $99 million in cash and 7,743,750 newly issued shares of common stock, after deducting 2,156,250 Sponsor Earnout Shares which vested and immediately became participating securities. The Company recorded the estimated value of the Earnout consideration for the Earnings Targets for 2018 and 2019 as of March 31, 2018 and for the Earnings Target for 2020 as of September 30, 2018.

The aggregate net Earnout Stock Payments for the 2018 and 2019 Earnouts of 5,162,500 shares were issued on May 22, 2018. Approximately 21,000 of the new shares were immediately forfeited by the C1 Securityholders for the payment of income taxes. It is expected that the aggregate Stock Earnout Payments for the 2020 Earnout of 2,581,250 shares would be issued shortly after the approval process under the Merger Agreement is completed.

As noted above, payment of the Earnout Cash Payments are subject to limitations and restrictions on cash distribution, as described in the Merger Agreement and set forth in the Company’s debt facilities. In the event of a Cash Shortfall, Clearlake would need to determine whether the Company would pay the Cash Shortfall through the issuance of additional shares of common stock with an equivalent value or defer a decision on the Cash Shortfall until the next quarterly Measurement Date. As of the March 31, 2018 and June 30, 2018 Measurement Dates, there was a Cash Shortfall for the 2018 and 2019 Earnout Cash Payment, and Clearlake elected to defer a decision on the Cash Shortfall until the next quarterly Measurement Date. Management believes that as of the September 30, 2018 Measurement Date, that there may be a Cash Shortfall for the entire $99 million Earnout Cash Payment. The liability for the Earnout Cash Payments of $99,000,000 is recorded on the condensed consolidated balance sheet, and as of September 30, 2018 represents approximately 10.6 million of equivalent common shares, based on the measurement terms in the Merger Agreement.

The fair value of the Earnout Stock Payments that were made and to be made to the former C1 Securityholders and the fair value of the Sponsor Earnout Shares that vested or to be vested, aggregated to $90,255,000, which has been recorded as an equity transaction during the nine months ended September 30, 2018.

A portion of the total Earnout Consideration is payable to the former C1 option holders, who must continue to be employed by the Company as of the payment date in order to receive their pro rata share of the Earnout Consideration. Management has recorded compensation expense related to the pro rata portion of the Earnout Stock Payments that were issued in May and the pro rata portion of the Earnout Cash Payments that has been accrued but not yet paid and is expected to be given to the former C1 option holders at a future date. The compensation was measured using the provisions set forth in the Merger Agreement which aggregated to approximately $681,000 and $2,208,000 during the three and nine months ended September 30, 2018, respectively.

The total Earnout Consideration that was recognized during the three and nine months ended September 30, 2018 was $63,723,000 and $189,255,000, respectively, which includes compensation expense for the former C1 option holders. The net amount of $63,041,000 and $187,047,000 has been treated as a reduction to net income (loss) available to common shareholders for earnings per share purposes for the three and nine months ended September 30, 2018, respectively. See Note 8.

The shares issued in connection with the Earnout provisions represented contingently issuable shares as of the date they were construed to be officially met, which for the 2018 & 2019 Earnouts is March 31, 2018 and for the 2020 Earnout is September 30, 2018. For earnings per share purposes, contingently issuable shares are included in weighted average shares outstanding when it appears that there are no further contingences to be resolved. These shares have been factored into the earnings per share calculations for the three and nine months ended September 30, 2018 as contingently issuable shares as of March 31, 2018 for the 2018 & 2019 Earnouts and as of September 30, 2018 for the 2020 Earnout.

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

2018 Acquisitions

Advantel Networks

On September 28, 2018, the Company, through its subsidiary ConvergeOne, Inc., acquired Advantel, Inc. (“Advantel”) for cash consideration of $16,736,000. The Company incurred transaction costs of $535,000 related to the acquisition and included the amount in transaction costs on the condensed consolidated statements of operations.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Based on the preliminary fair value measurement of the assets acquired and liabilities assumed, the Company paid a premium over the fair value of the net tangible and identified intangible assets acquired, resulting in preliminary goodwill of approximately $11,561,000. The premium paid is attributed to Advantel’s presence in the business communications industry and its growth potential.

The acquisition fair value measurement is preliminary and subject to completion of the valuation of Advantel and further management reviews and assessments of the preliminary fair value of the assets acquired and liabilities assumed. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

No revenue or net income for Advantel is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2018.

As a result of the acquisition, a portion of the consideration, $1,260,000, was placed in an escrow account. The total escrow is included in cash consideration paid in the table below. The funds in the escrow account are to secure the sellers’ and the Company’s indemnification obligations in the purchase agreement and for any post-closing purchase price adjustments. The funds held in escrow after settlement of indemnification claims of the buyer will be paid to the sellers at a future date.

Arrow Systems Integration, Inc.

On March 1, 2018, the Company, through its subsidiary ConvergeOne, Inc., acquired Arrow Systems Integration, Inc. (“ASI”) for cash consideration of $28,376,000. During the nine months ended September 30, 2018, the Company incurred transaction costs of $487,000 related to the acquisition and included the amount in transaction costs on the condensed consolidated statements of operations.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The fair value of the net assets acquired was approximately $40,561,000. The excess of the aggregate fair value of the net assets acquired of $12,185,000 has been accounted for as a gain on bargain purchase in accordance with Accounting Standards Codification (“ASC”) 805 and included in preliminary bargain purchase gain on the consolidated statement of operations for the nine months ended September 30, 2018. The bargain purchase gain is due to the seller divesting a non-core asset from its overall business. The Company acquired a significant income tax benefit pertaining to a goodwill write-off.

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

Adjustments to preliminary amounts made during the three and nine months ended September 30, 2018, which were the result of information that existed as of the acquisition date, were recognized prospectively. The adjustments during the three months ended September 30, 2018 resulted in increased preliminary bargain purchase gain by approximately $1,212,000 as a result of an increase in assets acquired of $917,000 and a decrease in liabilities assumed of $725,000 offset by a decreased in deferred income tax asset of $430,000. The adjustments during the nine months ended September 30, 2018 resulted in a decrease to preliminary bargain purchase gain by approximately $3,873,000 as a result of an increase in liabilities assumed of $9,237,000 offset by a an increase in assets acquired of $917,000, an increase in deferred income tax asset of $2,181,000 and decrease in purchase price of $2,266,000.

Since the acquisition date of March 1, 2018, $148,042,000 of revenue and $18,670,000 of net income (inclusive of preliminary acquisition gain) are included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2018.

The fair value of accounts receivable was adjusted for approximately $3,048,000 for amounts not expected to be collected.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed (in thousands) for acquisitions completed in the nine months ended September 30, 2018:

	ASI	Advantel	Total
Assets Acquired:
Cash	$716	$621	$1,337
Trade accounts receivable	64,426	7,369	71,795
Inventories	2,635	3,629	6,264
Prepaid expenses and other current assets	1,752	153	1,905
Deferred customer support contract costs	13,653	76	13,729
Goodwill	—	11,561	11,561
Customer relationships	10,217	5,500	15,717
Trademarks	—	300	300
Property and equipment	337	298	635
Other non current assets	—	3,563	3,563
Deferred income taxes	7,352	—	7,352

Total assets acquired	101,088	33,070	134,158

Liabilities Assumed:
Accounts payable and accrued expenses	(33,390)	(9,689)	(43,079)
Deferred income taxes	—	(911)	(911)
Deferred revenue and long-term liabilities	(27,137)	(5,734)	(32,871)

Total liabilities assumed	(60,527)	(16,334)	(76,861)

Net assets acquired as at September 30, 2018	$40,561	$16,736	$57,297

Unaudited Pro-Forma Information

Following are the supplemental consolidated results of the Company on an unaudited pro forma basis, as if the acquisition of Advantel and ASI had been consummated on January 1, 2017. The pro forma results presented below show the impact of acquisition-related costs as well as the increase in interest expense related to acquisition-related debt (in thousands).

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$417,663	$326,662	$1,172,421	$864,070
Net income (loss)	13,632	1,106	10,739	(15,343)
Net income (loss) per share - basic and diluted	0.18	0.03	0.16	(0.38)

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

2017 Acquisition

Annese & Associates, Inc.

On July 14, 2017, the Company, through its subsidiary ConvergeOne, acquired Annese & Associates, Inc. (“Annese”) for cash consideration of $24,483,000 plus additional consideration of up to $4,000,000, contingent upon the achievement of certain gross profit targets for the twelve months ending June 30, 2018.

The Company estimated the fair value of the contingent consideration to be approximately $956,000 at December 31, 2017, based upon current assumptions as to projections of future events and operating performance, and consideration of market conditions. As of September 30, 2018, no additional contingent consideration is expected to be paid and the reduction in the fair value of the contingent consideration for the nine months ended September 30, 2018 is included in the condensed consolidated statement of operations.

4. Trade Accounts Receivable

The following is a roll forward of our allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2018	2017
Balance at beginning of period	$1,480	$1,024
Amounts expensed (recovered)	(2)	1,006
Deductions(1)	(34)	(550)

Balance at end of period	$1,444	$1,480

(1)	Deductions include actual accounts written off, net of recoveries.

5. Goodwill and Finite-Life Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2017	$331,456
Acquisitions	11,561
Measurement period adjustments	(2,616)
Other	2,357

Balance as of September 30, 2018	$342,758

During the nine months ended September 30, 2018, goodwill increased $11,561,000 for the acquisition of Advantel in 2018, decreased by $2,616,000 related primarily to adjustments to the fair value of intangible assets acquired in 2017 and increased by $2,357,000 associated with an adjustment of deferred income taxes.

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

Finite-life intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Customer relationships	$226,293	$208,451
Trademarks	38,659	38,546
Noncompetition agreements	6,012	6,241
Internally developed software	541	541

	271,505	253,779
Less accumulated amortization	(107,554)	(80,137)

Finite-life intangibles, net	$163,951	$173,642

During the three months ended September 30, 2018 and 2017, aggregate amortization expense was $9,318,000 and $6,711,000, respectively. During the nine months ended September 30, 2018 and 2017, aggregate amortization expense was $27,417,000 and $17,891,000, respectively. Based on the recorded intangible assets at September 30, 2018, estimated amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$9,707
2019	38,122
2020	34,774
2021	31,584
2022	27,190
2023 and thereafter	22,574

Total	$163,951

6. Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Revolving line-of-credit	$50,000	$20,000
Term loan facility	668,325	562,325

Total long-term debt	718,325	582,325
Less unamortized original issue discount	(3,440)	(5,623)
Less unamortized deferred financing costs	(6,370)	(4,626)

Total long-term debt, net of debt issuance costs	708,515	572,076
Less current maturities	(6,700)	(5,652)

Long-term debt, net	$701,815	$566,424

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

The Term Loans bear interest at 2.75% above the alternate base rate or 3.75% above the Eurodollar rate, as described in the Term Loan Agreement. Interest on the Eurodollar rate Term Loans is payable on the last day of the Interest Period, as defined in the Term Loan Agreement, and interest on alternate base rate Term Loans is payable on the last day of each quarter. Borrowings under the Term Loans had an interest rate of 5.99% at September 30, 2018.

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

On April 10, 2018, concurrent with entering into the Term Loan Agreement, the Company terminated the 2017 Term Loan Agreement. The Company accounted for this termination as debt extinguishment and in accordance with the applicable accounting guidance for debt modification and extinguishments, and for interest costs accounting, the Company expensed $5,684,000 in extinguishment costs incurred including a 1% pre-payment penalty, the remaining unamortized deferred financing costs of $4,588,000, the remaining unamortized original issue discount of $4,443,000 and $17,000 of prepaid administrative fees relating to the 2017 Credit Facilities. The Company reported theses expenses within interest expense on the condensed consolidated statement of operations for the nine months ended September 30, 2018.

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

At September 30, 2018, the Borrowing Base was $200,000,000. There were no letters of credit outstanding, the outstanding balance on the revolver was $50,000,000 and the outstanding floorplan balance was $71,780,000; therefore, the maximum borrowing available was $78,220,000 at September 30, 2018.

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

The outstanding balance of floorplan advances at September 30, 2018 was $71,780,000 and is included in accounts payable on the condensed consolidated balance sheet.

Debt Issuance Costs

The Company amortizes original issue discount and deferred financing costs (debt issuance cost) using the effective interest method over the life of the related instrument, and such amortization is included in interest expense in the consolidated statements of operations.

Debt issuance costs are as follows (in thousands):

	Revolving Line of Credit	Term Loan	Total
Balance as of December 31, 2017	$829	$9,420	$10,249
Additions	175	9,631	9,806
Extinguishment	—	(9,032)	(9,032)
Amortization	(166)	(1,047)	(1,213)

Balance as of September 30, 2018	$838	$8,972	$9,810

Long-term Debt Maturities

The approximate future principal payments on long-term debt are as follows (in thousands):

Years Ending December 31,	Debt
Remainder of 2018	$1,675
2019	6,700
2020	6,700
2021	6,700
2022	6,700
2023 and thereafter	639,850

Total	668,325
Revolving line-of-credit	50,000
Less unamortized debt issuance costs	(9,810)

Total debt	$708,515

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

The Company paid a regular quarterly cash dividend of $0.02 per share during each of the second and third quarters of 2018. Dividends paid in the three and nine months ended September 30, 2018 were approximately $1,528,000 and $3,055,000, respectively. The Company had an accumulated deficit at the time of declaration and, as a result, the dividends were recorded as a reduction to paid-in-capital.

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

Post-Merger

Upon completion of the Merger, the Sponsor distributed 3,919,125 shares of ConvergeOne common stock to its members, including the 2,156,250 Sponsor Earnout Shares which are treated as issued and outstanding. The Sponsor Earnout Shares are not considered participating for dividend purposes and net income per share calculations until released from forfeiture restrictions upon achievement of the Earnout Targets (“vested”). As discussed in Note 2, all three Earnings Targets were met as of September 30, 2018 and thus 2,156,250 Sponsor Earnout Shares are vested and treated as participating shares and are included in weighted-average shares outstanding for net income per share computations. Additionally, the Sponsor distributed to its members Private Warrants for the purchase of 311,250 shares of ConvergeOne common stock at $11.50 per share.

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

At September 30, 2018, there were a total of 1,354,810 warrants outstanding consisting of 1,091,060 Public Warrants originally sold as part of Units in the Forum IPO and 263,750 Placement Warrants.

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

Common Stock Repurchase Program

On August 22, 2018, the Company’s Board of Directors approved a common stock repurchase program whereby the Company is authorized to purchase up to a maximum of $25 million of its common stock, subject to compliance with applicable law and the limitations in the Company’s credit facilities on stock repurchases.

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of repurchases made under the repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the repurchase program through August 2020, unless extended or shortened by the Company’s Board of Directors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion. The repurchases would be funded from available working capital and are subject to compliance with the terms and limitations of the Company’s credit facilities.

Pursuant to its common stock repurchase program, during the three and nine months ended September 30, 2018, the Company repurchased in the open market 1,066,946 shares of its common stock at a total cost of approximately $10,044,000 (an average price of $9.41 per share). As of September 30, 2018, the maximum dollar value of shares that may be purchased under the Repurchase Program is approximately $14,956,000. All shares delivered from these repurchases have been placed into treasury stock.

8. Stock-based Compensation

2014 Equity Incentive Plan

Prior to the Merger, C1 issued equity awards for compensation purposes to employees, directors and consultants under the Company’s 2014 Equity Incentive Plan, which provided for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, and other awards. Stock-based compensation expense was computed based on the grant date fair values of those awards and periodic re-measurement to current fair value was done each reporting period for one non-employee stock award. The fair value of the stock awards was amortized as compensation expense over the corresponding vesting periods until the awards were fully vested.

All outstanding stock awards were accelerated and vested in full just prior to the Closing of the Merger, which resulted in a modification to the vesting terms of the Company’s stock awards. A portion of the modified stock awards were subject to re-measurement to current fair value, as a direct result of the modification, which resulted in an incremental $583,000 of fair value to be recorded as stock-based compensation expense over the life of the awards. All of the Company’s stock awards were immediately fully vested, canceled and exchanged for cash and shares of common stock upon completion of the Merger. As a result, the full amount of previously unrecognized stock-based compensation expense of $4,842,000, including the incremental $583,000, was recognized in full during the nine months ended September 30, 2018.

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

The Company granted 5,039,000 options during the three and nine months ended September 30, 2018 with an average exercise price of $11.49 per share.

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

Options

The Company’s option awards under the 2018 Equity Incentive Plan vest and become exercisable over a five-year period; 20% vest on the first annual anniversary of issuance and the balance vest ratably monthly over the remaining four-year period, subject to the optionholders continuous service as of each such vesting date.

Equity awards were valued at their estimated fair value at the time of issuance and are being amortized as compensation expense on a straight-line basis over the period in which they are earned by the individuals. The grant-date fair value of our option grants was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018 Equity Incentive Plan	2014 Equity Incentive Plan
Expected life (in years) (1)	6.32 - 8.16	8.8
Expected volatility (2)	31.24% - 31.98%	42.80%
Dividend yield (3)	0.87%	0.00%
Risk-free interest rate (4)	2.80% - 2.84%	2.10%

(1)

The simplified method was used for awards with an exercise price equal to the market value on the measurement date; since, historical exercise data is not available to provide a reasonable basis to estimate future exercise patterns.

(2)	The expected stock price volatility is based on the average of the historical volatility over the expected term of public companies in similar industries.
(3)	We used annualized dividend of $0.08/share based on paid quarterly dividends of $0.02/share to calculate dividend yield.
(4)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option.

A summary of the stock option activity for the 2014 Equity Incentive Plan is presented below:

	2014 Equity Incentive Plan
	Total Outstanding options
		Weighted-average			Aggregate Intrinsic Value
	Number of options	Exercise price	Grant-Date Fair value	Remaining Contract Term
Balance, December 31, 2017	1,528,000	$0.96	$0.54	7.6	$7,319,000
Exercised	1,528,000	0.96	0.54	7.6	7,319,000

Balance post Merger, February 21, 2018	—

A summary of the stock option activity for the 2018 Equity Incentive Plan is presented below:

	2018 Employee Stock Purchase Plan
	Total Outstanding options
		Weighted-average			Aggregate Intrinsic Value (1)
	Number of options	Exercise price	Grant-Date Fair value	Remaining Contract Term
Balance, February 21, 2018	—	$—	$—	—	$—
Granted or issued	5,039,000	11.49	2.73	9.87	180,000

Balance, September 30, 2018	5,039,000	$11.49	$2.73	9.87	$180,000

(1)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options at the date of measurement.

Expense

Stock-based compensation expense recognized for all equity awards for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
(In Thousands)	2018	2017	2018	2017
Stock Options- 2014 Equity Incentive Plan	$—	$191	$4,842	$521
Stock Options- 2018 Equity Incentive Plan	381	—	381	—
Employee Stock Purchase Plan	37	—	99	—
Earnout Consideration	681	—	2,208	—

	$1,099	$191	$7,530	$521

Reported as:
Cost of revenue	$18	$—	$18	$—
Sales and marketing	526	—	1,953	—
General and administrative	555	191	5,559	521

Total	$1,099	$191	$7,530	$521

Income tax benefit for share-based compensation	$269	$8	$858	$19

Approximately $918,000 of the $2,208,000 of deemed compensation expense from the earnout for the nine months ended September 30, 2018 is recorded in the condensed consolidated statement of stockholders’ equity (deficit) and the remainder is recorded in the earnout consideration payable on the condensed consolidated balance sheet.

9. Net Income (Loss) per Share

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

In the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017, the Class B common stockholders did not participate in the net loss. There were no Class A dilutive securities for the three and nine months ended September 30, 2017. As a result, diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2017, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding to reflect the Merger Exchange Ratio as described in Notes 2 and 7.

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

For the three months and nine ended September 30, 2018, the Company adjusted the weighted-average number of C1 Class A common shares outstanding from January 1, 2018 to the Merger date of February 22, 2018, to retroactively adjust those share amounts to reflect the Merger Exchange Ratio as described in Notes 2 and 7.

As of September 30, 2018, there were equivalent shares of common that were evaluated for purposes of including in weighted-average shares outstanding:

	Three months ended	Nine months ended
New shares related to Earnout Stock Payments	2,581,250	7,743,750
Vesting of Sponsor Earnout Shares	718,750	2,156,250
Equivalent shares of common stock pertaining to Earnout Cash Payments	10,622,318	10,622,318

	13,922,318	20,522,318

The actual amount of common share equivalents that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2018, as their effect was anti-dilutive:

	Three months ended	Nine months ended
All of above from date of Merger through end of period	13,922,318	16,613,305
Less effect of period which is included in WAS basic	(35,870)	(4,460,440)

	13,886,448	12,152,865

Additionally, all of the Company’s outstanding options and warrants to purchase common stock and the UPO were excluded from the computation of weighted-average shares outstanding for dilutive purposes during the three and nine months ended September 30, 2018, due to the instruments having exercise prices in excess of the market value of the Company’s common stock. These instruments could result in dilution in future periods.

•	There were 5,039,000 options outstanding with an average exercise price of $11.49 per share at September 30, 2018.

•	There were warrants outstanding for the purchase of 1,354,810 shares of common stock at $11.50 per share at September 30, 2018.

•

The UPO that is outstanding at September 30, 2018 represents the right to purchase 1,125,000 Units at $10.00 per share, which would result in the issuance of 1,237,500 shares of common stock and warrants for the purchase of 562,500 shares of common stock at $11.50 per share.

The following is a summary of the information used to compute basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$14,498	$1,303	$15,843	$(13,185)
Earnout consideration	(63,041)	—	(187,047)	—

Net loss available to common shareholders	$(48,543)	$1,303	$(171,204)	$(13,185)

Denominator:
Weighted-average shares outstanding during the period - basic and diluted (1)	75,507,802	39,860,619	67,538,373	39,867,488

Net loss per common share:
Basic and diluted (1)	$(0.64)	$0.03	$(2.53)	$(0.33)

(1)	Share amounts were retroactively adjusted for the reverse recapitalization (see Note 2)

10. Fair Value Measurements

For certain of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable, and accrued expenses, the carrying value approximates fair value due to the short-term maturities of these instruments.

The fair value of the Company’s long-term debt as of September 30, 2018 and December 31, 2017 approximates the carrying value of $718,325,000 and $582,325,000, respectively. The Company uses significant other unobservable inputs to estimate fair value (Level 3 of the fair value hierarchy) of long-term debt based on the present value of future cash flows, interest rates, maturities and collateral requirements available for companies with similar credit ratings.

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

In conjunction with the acquisitions of ASI and Advantel discussed in Note 3—Business Acquisitions, the Company used a combination of valuation methods which include Level 3 inputs in determining the fair values of the assets and liabilities acquired as well as the fair value of the consideration transferred.

11. Major Vendors and Economic Dependence

The Company has numerous technology partners whose communication products are purchased and resold. Although the Company purchases from a diverse vendor base, products manufactured by two of our vendors, Avaya Inc. (“Avaya”) and Cisco Systems, Inc. (“Cisco”), represented the majority of the Company’s technology offerings revenue.

Avaya-related revenue represented 25% and 16% for the three months ended September 30, 2018 and 2017; and, 22% and 20% for the nine months ended September 30, 2018 and 2017, respectively. Cisco-related revenue represented 44% and 43% for the three months ended September 30, 2018 and 2017; and, 39% and 37% for the nine months ended September 30, 2018 and 2017, respectively.

The Company has one distributor that supplies a significant portion of its Avaya communication products.

At September 30, 2018 and December 31, 2017, the Company owed $25,799,000 and $28,146,000, respectively, to this distributor.

12. Operating Leases

The Company leases office and warehouse space and vehicles under operating lease agreements that expire on various dates through 2026.

Approximate future minimum annual rental commitments under these operating leases as of September 30, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2018	$2,532
2019	7,950
2020	6,455
2021	5,411
2022	4,801
2023 and thereafter	13,998

Total	$41,147

Rent expense was $2,886,000 and $8,286,000 for the three and nine months ended September 30, 2018 and $1,255,000 and $3,417,000 for the three and nine months ended September 30, 2017, respectively.

13. Employee Benefit Plans

The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expense during the three and nine months ended September 30, 2018 was $1,187,000 and $4,216,000, respectively. Company contribution expense during the three and nine months ended September 30, 2017 was $861,000 and $2,811,000, respectively.

14. Income Taxes

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

The Company’s estimated annual effective tax rate (excluding discrete items) for the nine months ended September 30, 2018 and 2017 is 106.5% and 31.5%, respectively. The Company’s annual effective tax rate differs from the federal statutory rate due to state taxes and non-deductible permanent items. The increase in the annual effective tax rate from the prior year is primarily driven by two components. One is that the Company experienced significant or unusual discrete benefit items that primarily included a bargain purchase gain not recognized for tax purposes and excess tax benefits associated with stock-based compensation expense. The bargain purchase gain and the related tax impact are considered unusual items and not included when determining ordinary income from operations or the estimated annual effective tax rate. This component, coupled with the impact of significant non-deductible permanent tax items when there is low pre-tax ordinary book income from operations, are having the greatest impacts on the increase in the estimated annual effective tax rate. These increases are slightly offset by the decrease in the U.S. corporate income tax rate on income or loss before taxes.

The Company’s effective income tax rate (after discrete items and including the bargain purchase gain) for the nine months ended September 30, 2018 and 2017 is 454.5% and 32.4%, respectively. The increase in the effective income tax rate from the prior period is driven by a combination of two factors. One factor is that the Company experienced significant or unusual discrete benefit items related to the bargain purchase gain and stock-based compensation expense. The Company’s estimated annual effective tax rate, as noted above, applied to year-to-date ordinary loss before income taxes (and before the bargain purchase gain) is greater than 100% and, when coupled with the impact of the excess tax benefits associated with stock-based compensation, result in significant or unusual discrete benefit items of $14.1 million in the current period. The other factor is that the significant non-deductible permanent tax items have a greater impact to the increase in the effective income tax rate when combined with low year-to-date pre-tax book loss.

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

During the nine months ended September 30, 2018, the previously recorded uncertain tax position was settled with the IRS unfavorably and reclassified to current income taxes. There was no overall impact to the effective tax rate as all liabilities were previously recorded.

The Company’s federal income tax returns remain open to examination for 2014 through 2017 and certain of the Company’s state income tax returns remain open to examination for 2013 through 2017.

15. Segment Reporting

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

Revenue by Technology Market

The following table presents total technology offerings revenue and services revenue by technology market, based on the Company’s internal classification of revenue (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Technology Offerings
Collaboration	$86,402	$63,047	$242,421	$159,246
Enterprise Networking, Data Center, Cloud and Security	107,105	57,986	289,702	155,955

	$193,507	$121,033	$532,123	$315,201

Services
Collaboration	$178,235	$104,164	$480,810	$250,779
Enterprise Networking, Data Center, Cloud and Security	33,012	20,215	89,173	53,720

	$211,247	$124,379	$569,983	$304,499

Total
Collaboration	$264,637	$167,211	$723,231	$410,025
Enterprise Networking, Data Center, Cloud and Security	140,117	78,201	378,875	209,675

Total	$404,754	$245,412	$1,102,106	$619,700

16. Related-Party Transactions

In June 2014, the Company entered into a Management and Monitoring Services Agreement with Clearlake, pursuant to which Clearlake provided the Company advisory services and received fees and reimbursements of related out-of-pocket expenses. For the three and nine months ended September 30, 2018, the expense under the agreement was nil and $221,000 respectively. For the three and nine months ended September 30, 2017, the expense under the agreement was $375,000 and $1,125,000, respectively, which $375,000 was included in accrued expenses at September 30, 2017. In connection with the Merger, this agreement was terminated.

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

For the nine months ended September 30, 2018 and 2017, 52% and 49% of our total revenue, respectively, was derived from professional and managed, cloud, and maintenance services and 48% and 51% was derived from technology offerings. For the nine months ended September 30, 2018 and 2017, 66% of our total revenue was derived from our services and technology offerings in the collaboration market. The remaining 34% of our total revenue was derived from our enterprise networking, data center, cloud, and security services and technology offerings. In 2018, we acquired Arrow Systems Integration, Inc. (“ASI”) and Advantel, Inc. (“Advantel”), and in 2017, we acquired Annese & Associates, Inc. (“Annese ”), SPS Holdco, LLC (“SPS ”), Rockefeller Group Technology Solutions, Inc. (“RGTS ”) and AOS, Inc. (“AOS ”), which significantly affect comparability of our 2018 and 2017 results of operations and metrics. Please see the section below titled “ Recent Acquisitions ” for further information regarding these acquisitions.

Services

During the nine months ended September 30, 2018 and 2017, 32% and 35% of our services revenue, respectively, came from professional services and 68% and 65%, respectively, was derived from managed, cloud, and maintenance services. For the nine months ended September 30, 2018 and 2017, services in the collaboration market comprised 84% and 82%, respectively, of our services revenue.

Technology Offerings

For the nine months ended September 30, 2018 and 2017, 46% and 51% of our technology offerings revenue, respectively, was generated by technology offerings in the collaboration market.

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

See further discussion in our Registration Statement on Form S-1/A filed on April 24, 2018.

Recent Acquisitions

In September 2018, we acquired Advantel for cash consideration of $16.7 million. The acquisition increases our multivendor collaboration technologies, support and services business and expands our geographic presence in the California market.

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

Results of Operations

The following tables set forth our consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue
Technology offerings	$193,507	$121,033	$532,123	$315,201
Services	211,247	124,379	569,983	304,499

Total revenue	404,754	245,412	1,102,106	619,700

Cost of revenue
Technology offerings	144,250	95,444	402,385	245,732
Services	142,157	79,045	378,661	191,965

Total cost of revenue	286,407	174,489	781,046	437,697

Gross profit
Technology offerings	49,257	25,589	129,738	69,469
Services	69,090	45,334	191,322	112,534

Total gross profit	118,347	70,923	321,060	182,003

Operating expenses
Sales and marketing	57,172	35,657	156,297	93,904
General and administrative	25,108	15,385	79,992	36,989
Transaction costs	4,116	3,920	16,167	5,955
Depreciation and amortization	12,064	9,127	35,421	23,112

Total operating expenses	98,460	64,089	287,877	159,960

Operating income	19,887	6,834	33,183	22,043

Other (income) expense
Interest income	(53)	(44)	(118)	(51)
Interest expense	12,362	9,772	50,097	41,553
Preliminary bargain purchase gain	(1,212)	—	(12,185)	—
Other expense, net	(168)	44	(142)	49

Total other expense, net	10,929	9,772	37,652	41,551

Income (loss) before income taxes	8,958	(2,938)	(4,469)	(19,508)
Income tax benefit	(5,540)	(4,241)	(20,312)	(6,323)

Net income (loss)	14,498	1,303	15,843	(13,185)

Earnout consideration	(63,041)	—	(187,047)	—

Net loss to common shareholders	$(48,543)	$1,303	$(171,204)	$(13,185)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of total revenue)
Revenue
Technology offerings	47.8%	49.3%	48.3%	50.9%
Services	52.2%	50.7%	51.7%	49.1%
Total revenue
Gross margin
Technology offerings	25.5%	21.1%	24.4%	22.0%
Services	32.7%	36.4%	33.6%	37.0%
Total gross margin	29.2%	28.9%	29.1%	29.4%

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Technology offerings	$193,507	$121,033	$72,474	59.9%
Services	211,247	124,379	86,868	69.8%

Total revenue	$404,754	$245,412	$159,342	64.9%

Technology offerings as a percentage of total revenue	47.8%	49.3%
Services revenue as a percentage of total revenue	52.2%	50.7%

The revenue increase in the third quarter of 2018 over the same period in 2017 was driven by the $86.9 million growth in our services and by a $72.5 million growth in technology offerings.

The technology offerings revenue increase is primarily attributable to recent acquisitions with revenue from the Annese, RGTS, AOS & ASI acquisitions of $84.3 million in the third quarter of 2018.

The services revenue growth was primarily driven by acquisitions and revenue growth for managed, cloud, and maintenance services due to new contracts. Services revenue from the Annese, RGTS, AOS and ASI acquisitions accounted for $72.8 million in the third quarter of 2018.

Revenue by Core Technology Market

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Collaboration revenue:
Technology offerings	$86,402	$63,047	$23,355	37.0%
Services	178,235	104,164	74,071	71.1%

Total collaboration revenue	$264,637	$167,211	$97,426	58.3%

Enterprise networking, data center, cloud, and security revenue
Technology offerings	$107,105	$57,986	$49,119	84.7%
Services	33,012	20,215	12,797	63.3%

Total enterprise networking, data center, cloud, and security revenue	$140,117	$78,201	$61,916	79.2%

Total revenue	$404,754	$245,412	$159,342	64.9%

Collaboration

The increase in collaboration revenue of $97.4 million is primarily related to revenue increases from the SPS, ASI and RGTS acquisitions.

Enterprise, Networking, Data Center, Cloud, and Security

Enterprise, networking, data center, cloud, and security revenue increased $61.9 million, or 79%, to $140.1 million for the third quarter of 2018 from $78.2 million for the third quarter of 2017. The increase is primarily related to revenues from the Annese and AOS acquisitions.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of revenue
Technology offerings	$144,250	$95,444	$48,806	51.1%
Services	142,157	79,045	63,112	79.8%

Total cost of revenue	$286,407	$174,489	$111,918	64.1%

Gross profit
Technology offerings	$49,257	$25,589	$23,668	92.5%
Services	69,090	45,334	23,756	52.4%

Total gross profit	$118,347	$70,923	$47,424	66.9%

Gross Margin
Technology offerings	25.5%	21.1%
Services	32.7%	36.4%
Total gross margin	29.2%	28.9%

The increase in total gross profit is primarily attributed to the acquisitions made in 2017 and 2018.

Technology offerings gross margins as a percentage of revenue increased primarily due to adoption of margin approval thresholds at our recently acquired companies.

Services gross margin decreased primarily due to impact of recent acquisitions which typically had lower gross margins as a percent of revenues.

Operating Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Sales and marketing	$57,172	$35,657	$21,515	60.3%
General and administrative	25,108	15,385	9,723	63.2%
Transaction costs	4,116	3,920	196	5.0%
Depreciation and amortization	12,064	9,127	2,937	32.2%

	$98,460	$64,089	$34,371	53.6%

Sales and Marketing Expense

The increase in sales and marketing expense was primarily driven by $15.3 million of additional expenses for operations of businesses acquired in the third and fourth quarters of 2017 and first quarter of 2018 and by increased commissions and bonuses of $5.2 million and increased salaries and benefits of $1.5 million offset by a $0.5 million decrease in office expenses, professional fees and other expenses.

General and Administrative Expense

The increase was primarily driven by $9.2 million of additional expenses for operations of businesses acquired in the third and fourth quarters of 2017 and first quarter of 2018, $1.6 million increase in bonus and commissions offset by a decrease of $0.9 million in salaries and benefits and a decrease of $0.2 million in other expenses.

Depreciation and Amortization

The increase in depreciation and amortization was primarily due to additional property and equipment and finite-lived intangibles acquired from recent acquisitions.

Other Expense, Net

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Other expense, net	$10,929	$9,772	$1,157	11.8%

The increase in other expense, net of $1.2 million was primarily the result of higher interest expense of $2.6 million associated with increased debt balances as a result of borrowings used to pay for our recent acquisitions offset by an increase in the preliminary bargain purchase gain by $1.2 million related to ASI.

Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Technology offerings	$532,123	$315,201	$216,922	68.8%
Services	569,983	304,499	265,484	87.2%

Total revenue	$1,102,106	$619,700	$482,406	77.8%

Technology offerings as a percentage of total revenue	48.3%	50.9%
Services revenue as a percentage of total revenue	51.7%	49.1%

Total revenue increased $482.4 million, or 77.8%, to $1,102.1 million in the first nine months of 2018 from $619.7 million in the first nine months of 2017. The revenue increase was driven by the $265.4 million growth in our services and by a $216.9 million growth in technology offerings.

The technology offerings revenue increase was primarily driven by acquisition activity from the Annese, RGTS, AOS & ASI acquisitions which accounted for $207.9 million of the increase in the first nine months of 2018.

The services revenue growth was primarily driven by acquisitions and revenue growth for managed, cloud, and maintenance services due to new contracts. Services revenue from the Annese, RGTS, AOS and ASI acquisitions accounted for $172.9 million in the first nine months of 2018.

Revenue by Core Technology Market

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Collaboration revenue:
Technology offerings	$242,421	$159,246	$83,175	52.2%
Services	480,810	250,779	230,031	91.7%

Total collaboration revenue	$723,231	$410,025	$313,206	76.4%

Enterprise networking, data center, cloud, and security revenue
Technology offerings	$289,702	$155,955	$133,747	85.8%
Services	89,173	53,720	35,453	66.0%

Total enterprise networking, data center, cloud, and security revenue	$378,875	$209,675	$169,200	80.7%

Total revenue	$1,102,106	$619,700	$482,406	77.8%

Collaboration

The increase in collaboration services revenue of $230.0 million is primarily related to services revenue increases from the SPS, ASI and RGTS acquisitions. The increase in collaboration technology revenue of $83.2 million was primarily related to the SPS, ASI and RGTS acquisitions.

Enterprise, Networking, Data Center, Cloud, and Security

Enterprise, networking, data center, cloud, and security revenue increased $169.2 million, or 80.7%, to $378.9 million for the first nine months of 2018 from $209.7 million for the first nine months of 2017. The increase is primarily related to revenues from the Annese and AOS acquisitions.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of revenue
Technology offerings	$402,385	$245,732	$156,653	63.7%
Services	378,661	191,965	186,696	97.3%

Total cost of revenue	$781,046	$437,697	$343,349	78.4%

Gross profit
Technology offerings	$129,738	$69,469	$60,269	86.8%
Services	191,322	112,534	78,788	70.0%

Total gross profit	$321,060	$182,003	$139,057	76.4%

Gross Margin
Technology offerings	24.4%	22.0%
Services	33.6%	37.0%
Total gross margin	29.1%	29.4%

The increase in total gross profit is primarily attributed to the acquisitions made in the third and fourth quarters of 2017 and first quarter of 2018.

Technology offerings gross margins as a percent of revenue increased slightly driven by adoption of margin approval thresholds at our recently acquired businesses.

Services gross margin decreased primarily due to the impact of recent acquisitions which historically had lower gross margins.

Operating Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Sales and marketing	$156,297	$93,904	$62,393	66.4%
General and administrative	79,992	36,989	43,003	116.3%
Transaction costs	16,167	5,955	10,212	171.5%
Depreciation and amortization	35,421	23,112	12,309	53.3%

	$287,877	$159,960	$127,917	80.0%

Sales and Marketing Expense

The increase in sales and marketing expense was primarily driven by $39.6 million of additional expenses for operations of the businesses acquired in the third and fourth quarters of 2017 and first quarter of 2018 and by increased salaries and benefits of $13.3 million, increased commissions and bonuses of $6.4 million, increase in meetings and travel of $2.2 million, $0.5 million lower marketing development funds received, and an increase in marketing expense and other of $0.4 million.

General and Administrative Expense

The increase in general and administrative expense was primarily driven by $31.6 million of additional expenses for operations businesses acquired in the third and fourth quarters of 2017 and first quarter of 2018 and $8.3 million increase in salaries and benefits, increased commissions and bonuses of $1.7 million, increased professional fees of $1.1 million and $0.3 million of office expenses and other.

Transaction Costs

The increase in transaction costs was due to $2.9 million of additional transaction-related professional fees and expenses, including legal, accounting, tax, and advisory fees, $5.1 million of additional acquisition-related integration costs and $2.2 million of additional severance charges and employee retention bonuses.

Depreciation and Amortization

The increase in depreciation and amortization expense was primarily due to an increase in amortization due to recent acquisitions and purchases of property and equipment.

Other Expense, Net

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Other expense, net	$37,652	$41,551	$(3,899)	-9.4%

The net change in other expense was primarily the result of a preliminary bargain purchase gain of $12.2 million related to the ASI acquisition offset by higher interest expense associated with the losses on extinguishment of debt that occurred in the second quarter of 2018 over the second quarter of 2017 and increased debt balances as a result of additional borrowings used to partially pay for our recent acquisitions and closing of the merger.

Income Tax Benefit

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands)
Income tax benefit	$(20,312)	$(6,323)	$(13,989)	221.2%

Our estimated annual effective tax rate (excluding discrete items) for the nine months ended September 30, 2018 and 2017 is 106.5% and 31.5%, respectively. The increase in the annual effective tax rate from the prior year is primarily driven by the impact of non-deductible permanent tax items offset by the decrease in the U.S. corporate income tax rate on income or loss before taxes.

Our effective income tax rate (after discrete items and including the bargain purchase gain) for the nine months ended September 30, 2018 and 2017 is 454.5% and 32.4%, respectively. The increase in the effective income tax rate from the prior period is driven by a combination of two factors. One factor is that we experienced significant or unusual discrete benefit items of $14.1 million in the current period and when combined with a net loss before income taxes, it causes the effective income tax rate to increase. These discrete items primarily include a bargain purchase gain that is not recognized for tax purposes and excess tax benefits associated with stock-based compensation payments. The other factor is that the impact of the significant non-deductible permanent tax items result in a greater incremental increase to the effective income tax rate when combined with low year-to-date net loss before taxes.

Key Business Metrics - Non-GAAP Financial Measures

Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important of these measures include Adjusted Revenue, Gross Margin, Adjusted EBITDA, Adjusted Net Income, and Services Revenue as a Percentage of Total Revenue.

	Three Months		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Total Revenue	$404,754	$245,412	$1,102,106	$619,700
Adjusted Revenue	405,395	249,583	1,108,411	623,914
Services mix:
Professional services revenue as a percentage of total revenue	17%	18%	17%	17%
Managed, cloud, and maintenance services revenue as a percentage of total revenue	35	33	35	32

Services revenue as a percentage of total revenue	52%	51%	52%	49%

Gross Margin	29%	29%	29%	29%
Net income (loss)	$14,498	$1,303	$15,843	$(13,185)
Adjusted Net Income	27,930	11,366	61,753	17,485
Adjusted EBITDA	41,831	23,670	103,416	58,058

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Other Financial Data:
Adjusted Revenue (1)	$405,395	$249,583	$1,108,411	$623,914
Adjusted EBITDA (2)	$41,831	$23,670	$103,416	$58,058
Adjusted Net Income (3)	$27,930	$11,366	$61,753	$17,485

(1)

The reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Revenue for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$404,754	$245,412	$1,102,106	$619,700
Acquisition accounting adjustments	641	4,171	6,305	4,214

Adjusted Revenue	$405,395	$249,583	$1,108,411	$623,914

(2)

The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$14,498	$1,303	$15,843	$(13,185)
Depreciation and amortization (a)	13,455	9,549	39,604	24,224
Preliminary bargain purchase gain	(1,212)	—	(12,185)	—
Other expense, net	12,141	9,772	49,837	41,551
Income tax (benefit) expense	(5,540)	(4,241)	(20,312)	(6,323)

EBITDA	33,342	16,383	72,787	46,267
Stock-based compensation expense	1,099	191	7,530	521
Acquisition accounting adjustments (b)	3,208	2,651	6,472	2,654
Transaction costs (c)	4,116	3,920	16,167	5,955
Other costs (d)	66	525	460	2,661

Adjusted EBITDA	$41,831	$23,670	$103,416	$58,058

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
c)

Transaction costs of (1) $4.1 million for the three months ended September 30, 2018 include $1.3 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $2.5 million of acquisition-related integration costs, and acquisition-related expenses of $0.3 million related to severance charges and employee retention bonuses, and (2) $3.9 million for the three months ended September 30, 2017 include acquisition-related expenses of $2.3 million related to transaction-related professional fees and expenses, $1.5 million of acquisition-related integration costs and acquisition-related expenses of $0.1 million related to severance charges and employee retention bonuses. Transaction costs of (3) $16.2 million for the nine months ended September 30, 2018 include $6.2 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $7.6 million of acquisition-related integration costs, and acquisition-related expenses of $2.4 million related to severance charges and employee retention bonuses, and (4) $6.0 million for the nine months ended September 30, 2017 include acquisition related expenses of $3.4 million related to transaction-related professional fees and expenses, $2.4 million of acquisition-related integration costs and acquisition-related expenses of $0.2 million related to severance charges and employee retention bonuses.

d)

Other costs of (1) $0.1 million for the three months ended September 30, 2018 represent severance and related legal expenses, and (2) $0.5 million for the three months ended September 30, 2017 include expenses of $0.3 million related to severance and related legal expenses and $0.2 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement. Other costs of (3) $0.5 million for the nine months ended September 30, 2018 include expenses of $0.1 million related to severance and related legal expenses and $0.4 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement which was terminated in connection with the Business Combination and one-time recruiting expenses, and (4) $2.7 million for the nine months ended September 30, 2017 include expenses of $1.6 million related to severance and related legal expenses and $1.1 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement.

(3)

The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income for each of the periods presented is as follows. See “—Use of Non-GAAP Financial Measures” below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$14,498	$1,303	$15,843	$(13,185)
Amortization of intangible assets	9,318	6,711	27,417	17,891
Amortization of debt issuance costs	414	450	1,213	2,205
Preliminary bargain purchase gain	(1,212)	—	(12,185)	—
Stock-based compensation expense	1,099	191	7,530	521
Costs related to debt financing (a)	—	999	14,732	15,193
Acquisition accounting adjustments (b)	3,208	2,651	6,472	2,654
Transaction costs (c)	4,116	3,920	16,167	5,955
Other costs (d)	66	525	460	2,661
Income tax impact of adjustments (e)	(3,577)	(5,384)	(15,896)	(16,410)

Adjusted net income	$27,930	$11,366	$61,753	$17,485

a)

Costs related to debt refinancing in the three months ended September 30, 2017 of $1.0 million consists of financing transaction costs. Costs related to debt refinancing in the nine months ended September 30, 2018 of $14.7 million consists of $5.7 million in extinguishment costs incurred including a 1% pre-payment penalty and $9.0 million write-off of unamortized debt financing transaction costs. Costs related to debt refinancing in the nine months ended September 30, 2017 of $15.2 million consists of $3.4 million in extinguishment costs incurred including a 1% pre-payment penalty, $1.6 financing transaction costs and $10.2 million write-off of unamortized debt financing transaction costs.

b)	Acquisition accounting adjustments include charges associated with non-cash acquisition accounting fair value adjustments to deferred revenue and deferred customer support costs.
c)

Transaction costs of (1) $4.1 million for the three months ended September 30, 2018 include $1.3 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $2.5 million of acquisition-related integration costs, and acquisition-related expenses of $0.3 million related to severance charges and employee retention bonuses, and (2) $3.9 million for the three months ended September 30, 2017 include acquisition-related expenses of $2.3 million related to transaction-related professional fees and expenses, $1.5 million of acquisition-related integration costs and acquisition-related expenses of $0.1 million related to severance charges and employee retention bonuses. Transaction costs of (3) $16.2 million for the nine months ended September 30, 2018 include $6.2 million related to transaction-related professional fees, including legal, accounting, tax, and advisory fees, $7.6 million of acquisition-related integration costs, and acquisition-related expenses of $2.4 million related to severance charges and employee retention bonuses, and (4) $6.0 million for the nine months ended September 30, 2017 include acquisition related expenses of $3.4 million related to transaction-related professional fees and expenses, $2.4 million of acquisition-related integration costs and acquisition-related expenses of $0.2 million related to severance charges and employee retention bonuses.

d)

Other costs of (1) $0.1 million for the three months ended September 30, 2018 represent severance and related legal expenses, and (2) $0.5 million for the three months ended September 30, 2017 include expenses of $0.3 million related to severance and related legal expenses and $0.2 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement. Other costs of (3) $0.5 million for the nine months ended September 30, 2018 include expenses of $0.1 million related to severance and related legal expenses and $0.4 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement which was terminated in connection with the Business Combination and one-time recruiting expenses, and (4) $2.7 million for the nine months ended September 30, 2017 include expenses of $1.6 million related to severance and related legal expenses and $1.1 million related to payments to Clearlake for advisory and consulting services pursuant to its management and monitoring services agreement.

e)

Income tax impact of adjustments includes an estimated tax impact of the adjustments to net income (loss) at our average statutory tax rate of 26.0% and 40.0% for the three and nine months ended September 30, 2018 and 2017, respectively, except for the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions.

Use of Non-GAAP Financial Measures

Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:

•

non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating its ongoing operating performance for a particular period;

•	Adjusted EBITDA and Adjusted Net Income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and

•	other companies in our industry may calculate Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income, differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations to Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income by relying primarily on GAAP results and using Adjusted Revenue, Adjusted EBITDA, and Adjusted Net Income only for supplemental purposes. Adjusted EBITDA and Adjusted Net Income include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business, and complicate comparisons of internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs, and the income tax impact of adjustments in order to facilitate a more useful period over- period comparison of its financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.

Liquidity and Capital Resources

As of September 30, 2018, we had $11.2 million of cash. We believe our cash, cash flows from operations and availability of borrowings will be sufficient to support our planned operations for at least the next 12 months. We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our revolver. Our long-term needs primarily include meeting debt service requirements, working capital requirements, and capital expenditures. We may also pursue strategic acquisition opportunities that may impact our future cash requirements. There are a number of factors that may negatively impact our available sources of funds in the future including the ability to generate cash from operations and borrow on our debt facilities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategies and general economic conditions. The amount of cash available for borrowings under our various debt facilities is dependent on our ability to maintain sufficient collateral and general financial conditions in the marketplace.

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

All three Earnout Target measurements are construed to have been met as of September 30, 2018. See Financial Statement Note 2—Business Combination/Merger for further discussion of Earnout Consideration and the Measurement Date results.

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

The outstanding borrowing on the revolver as of September 30, 2018 was $50 million which was used for the acquisition of Advantel and normal working capital purposes.

Stock Repurchase program

Our Board of Directors approved a common stock repurchase program in August 2018 whereby we can purchase up to a maximum of $25 million of our common stock, subject to compliance with applicable law and the limitations in the credit facilities on stock repurchases.

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of repurchases made under the repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the repurchase program through August 2020, unless extended or shortened by our Board of Directors. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time. The repurchases would be funded from available working capital and are subject to compliance with the terms and limitations of the credit facilities.

Pursuant to our common stock repurchase program, during the three and nine months ended September 30, 2018, we repurchased in the open market 1,066,946 shares of our common stock at a total cost of approximately $10,044,000 (an average price of $9.41 per share). As of September 30, 2018, the maximum dollar value of shares that may be purchased under the Repurchase Program is approximately $14,956,000. All shares delivered from these repurchases have been placed into treasury stock.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our revolving credit facility. Our management regularly monitors certain liquidity measures to monitor performance. We believe that the most important of those measures include net debt and available liquidity.

	September 30,	December 31,
	2018	2017
	(in thousands)
Net debt	$707,097	$568,850
Available liquidity	89,448	91,153

Net Debt

We define net debt as total debt less cash. The following table presents our calculation of net debt as of the dates indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Long-term debt, net of debt issuance costs and current maturities	$701,815	$566,424
Plus unamortized debt issuance costs	9,810	10,249
Plus current maturities of long-term debt	6,700	5,652

Total debt	718,325	582,325
Less cash	11,228	13,475

Net debt	$707,097	$568,850

Available Liquidity

We calculate our available liquidity as the sum of cash from our consolidated balance sheet plus the amount available and unutilized on our revolving credit facilities.

The following table presents our calculation of available liquidity as of the dates indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash	$11,228	$13,475
Unutilized revolver	78,220	77,678

Available liquidity	$89,448	$91,153

Cash Flows

The following table shows our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities	$17,205	$(6,654)
Investing activities	(53,600)	(104,794)
Financing activities	34,148	109,499

Operating Activities

Net cash provided by (used in) operating activities consists of net income (loss) adjusted for noncash items, such as: preliminary bargain purchase gain, depreciation and amortization of property and equipment and intangible assets, deferred income taxes, stock-based compensation, amortization of debt issuance costs, losses on extinguishments of debt, and for changes in net working capital assets and liabilities. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.

Net cash provided by operating activities for the first nine months of 2018 was $17.2 million. This was primarily attributable to net income before preliminary bargain purchase gain, depreciation and amortization, loss on extinguishment of debt and other of $55.4 million offset by working capital component changes that aggregate to a net $38.2 million provision of cash for operating activities. The most significant working capital component changes relate to: (1) a $29.0 million increase in accounts receivable primarily due to increased revenues, (2) a $13.7 million increase in inventory due to timing of purchases and additional inventory from acquisitions, (3) a $11.0 million increase in income tax receivable and (4) a $11.4 million decrease in deferred revenue offset by a $25.9 million decrease in accounts payable and accrued expenses due to a decrease in the days outstanding as well as changes in the timing of payments.

Net cash used in operating activities for the nine months ended September 30, 2017 was $6.7 million. This was primarily attributable to net income (loss) before depreciation and amortization of $11.0 million partially offset by several working capital component changes that aggregate to a net $30.1 million use of cash for operating activities. The most significant working capital component changes relate to: (1) a $22.0 million decrease in accounts payable and accrued expenses due to a decrease in the days outstanding as well as changes in the timing of purchases and (2) a $5.7 million decrease in accounts receivable due to a cyclical decrease in sales revenue.

Investing Activities

Net cash used in investing activities for the first nine months of 2018 was $53.6 million, primarily due to business acquisitions net of cash acquired of $27.7 million for ASI and $16.1 million for Advantel plus $10.6 million of capital expenditures.

Net cash used in investing activities for the first nine months of 2017 was $104.8 million, primarily due to business acquisitions of Annese, SPS and RGTS.

Financing Activities

Net cash provided by financing activities for the first nine months of 2018 was $34.1 million and was primarily related to net additional borrowings on term debt including the revolving credit agreements of $136.0 million, plus proceeds from Forum cash accounts of $147.3 million offset by payment of debt extinguishment costs and debt issuance costs of $15.5 million, payment to former C1 securityholders of $182.8 million, payment of reverse recapitalization costs of $30.9 million, the repurchase of common stock of $10.0 million and warrants of $9.1 million, and $3.1 million payment of dividends.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $109.5 million and was primarily related to proceeds, net of discount, from the refinancing of term loans of $510.1 million offset by the repayment of the existing first and second lien term loans of $415.2 million. $26.0 million was also provided by proceeds from the revolving credit agreements, which was partially offset by a $3.4 million payment of extinguishment charges for repayment of the existing loans, a $6.5 million payment of deferred financing costs for the new term loan, a $1.2 million payment of deferred offering costs, and $0.4 million for repurchase of C1’s common stock.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Interest rates are highly sensitive to many factors, including U.S. fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on variable interest rates such as the federal funds rate, prime rate, eurocurrency rate, and LIBOR. Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of September 30, 2018, we had $707.1 million of total debt subject to variable interest rates. Based on the amount outstanding as of September 30, 2018, if the interest rate on our borrowings were to increase or decrease by 100 basis points over a twelve month period, our annual interest cost on borrowings subject to variable interest rates would increase or decrease by $7.1 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including ASI and Advantel in 2018, RGTS, SPS, Annese and AOS in 2017. In 2015, we acquired SIGMAnet, MSN Communications, and Sunturn. Acquisitions involve many risks, including the following:

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

As of September 30, 2018, we had total outstanding debt of $718 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt, and prevent us from meeting our obligations under our credit facilities. Substantially all of our assets are secured by our credit facilities. Our substantial indebtedness could have important consequences to us, including:

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

Borrowings under our credit facilities are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolving portion of our credit facilities is fully drawn along with the outstanding term loan balance as of September 30, 2018, on a pro forma basis, each 0.5% change in assumed blended interest rates would result in an approximately $4.3 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.

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

As of September 30, 2018, we had warrants to purchase 1,354,810 shares of common stock outstanding. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

As of September 30, 2018, Clearlake holds 55.4% of our common stock. So long as Clearlake continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, Clearlake will continue to be able to strongly influence or effectively control our decisions. In addition, so long as Clearlake continues to maintain this ownership, it will be able effectively to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for our shares of common stock as part of a sale.

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

After we cease to be an “emerging growth company” on December 31, 2018, we will incur greater legal, accounting, and other expenses than we previously incurred. We are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of The Nasdaq Stock Market LLC. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company”, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be a material weakness this could have a material adverse effect on our business.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2018, the Company’s Board of Directors approved a common stock repurchase program whereby the Company is authorized to purchase up to a maximum of $25 million of its common stock, subject to compliance with applicable law and the limitations in the Company’s credit facilities on stock repurchases.

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of repurchases made under the repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the repurchase program through August 2020, unless extended or shortened by the Company’s Board of Directors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion. The repurchases would be funded from available working capital and are subject to compliance with the terms and limitations of the Company’s credit facilities.

All shares repurchased in the current period relate to the August 22, 2018 repurchase program transactions were made in the open market.

The following table presents a summary of share repurchases made under this program during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
8/1/2018 - 8/31/2018	47,000	$9.48	47,000	$24,554,274
9/1/2018 - 9/30/2018	1,019,946	$9.41	1,019,946	$14,956,085

Total	1,066,946	$9.41	1,066,946	$14,956,085

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of November 30, 2017, by and among Forum Merger Corporation, FMC Merger Subsidiary Corp., FMC Merger Subsidiary LLC, Clearlake Capital Management III, L.P., and C1 Investment Corp.	Form 8-K	001-38053	2.1	December 1, 2017

3.1	Certificate of Amendment of Certificate of Incorporation	Form 8-K	001-38053	3.1	February 26, 2018

3.2	Amended and Restated Certificate of Incorporation	Form 8-K	001-38053	3.2	February 26, 2018

3.3	Amended and Restated Bylaws	Form S-4	333-221848	3.5	February 1, 2018

4.1	Specimen Warrant Certificate	Form S-1	333-223837	4.3	March 22, 2017

31.1**	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#**	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2#**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

ConvergeOne Holdings, Inc.

Date: November 2, 2018	By:	/s/ John A. McKenna, Jr.
John A. McKenna, Jr.
President and Chief Executive Officer and Chairman of the Board

Date: November 2, 2018	By:	/s/ Jeffrey Nachbor
Jeffrey Nachbor
Chief Financial Officer